Form 10QSB
period 1995-03-31
PIEDMONT MINING CO INC
filed 1995-06-22
CIK 819517

                                 FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         March 31, 1995
         --------------
                                      OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to ______________


Commission file number 0-16436
                       -------

                        PIEDMONT MINING COMPANY, INC.
      (Exact name of small business issuer as specified in its charter)

             NORTH CAROLINA                                 56-1378516
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

                         4215 STUART ANDREW BOULEVARD
                        CHARLOTTE, NORTH CAROLINA 28217
                   (Address of principal executive offices)

                                (704) 523-6866
                          (Issuer's telephone number)

                                NOT APPLICABLE
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
           ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           COMMON STOCK, NO PAR VALUE--15,043,869 SHARES OUTSTANDING
                             AS OF APRIL 30, 1995

                                     INDEX

PIEDMONT MINING COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements.                                                Page
         Consolidated Condensed Balance Sheets--March 31, 1995                         3
         (unaudited) and December 31, 1994

         Consolidated Condensed Statements of Operations (unaudited)--                 5
         Three months ended March 31, 1995 and March 31, 1994

         Consolidated Condensed Statements of Cash Flows                               6
         (unaudited)--Three months ended March 31, 1995 and
         March 31, 1994

         Notes to Consolidated Condensed Financial Statements                          7
         (unaudited)--March 31, 1995


Item 2.          Management's Discussion and Analysis of                              12
                 Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.                                    16


SIGNATURES                                                                            17


PIEDMONT MINING COMPANY, INC
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 At                          At
                                                                             March 31,                  December 31,
                                                                               1995                         1994
                                                                            -----------                --------------
ASSETS                                                                      (unaudited)
CURRENT ASSETS
         Cash and cash equivalents (including $11,000 and
          $51,000 relating to the Haile Mining Venture)                    $     90,000                 $    91,000
         Investment in Amax Gold common stock (Notes B
          and E)                                                              2,866,000                   5,250,000
         Accounts receivable                                                     28,000                      28,000
         Other                                                                    4,000                       -0-
                                                                           ------------                 -----------
                 TOTAL CURRENT ASSETS                                         2,988,000                   5,369,000

PROPERTY AND EQUIPMENT (including $222,000
         and $227,000 relating to the Haile Mining Venture)                     271,000                     278,000

OTHER ASSETS
         Deferred costs, net of accumulated amortization
         of $3,377,000 (including $1,536,000 relating to
         the Haile Mining Venture)                                            1,754,000                   1,754,000
         Other                                                                    4,000                       4,000
                                                                           ------------                 -----------
                 TOTAL OTHER ASSETS                                           1,758,000                   1,758,000
                                                                           ------------                 -----------

                       TOTAL ASSETS                                        $  5,017,000                 $ 7,405,000
                                                                           ============                 ===========





            See notes to consolidated condensed financial statements

                                                                                 At                          At
                                                                             March 31,                  December 31,
                                                                               1995                         1994
                                                                          --------------               --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                        (unaudited)
CURRENT LIABILITIES
         Accounts payable (including $41,000 and $39,000
          relating to Haile Mining Venture)                               $      67,000                $      90,000
         Disputed cash call (Note C)                                             39,000                        -0-
         Accrued salaries and wages                                              10,000                       17,000
         Note payable (Note D)                                                    -0-                        940,000
         Accrued interest (Note D)                                                -0-                         28,000
         Note payable to Amax Gold Inc. (Note D)                                  -0-                      1,129,000
         Accrued interest to Amax Gold Inc. (Note D)                              -0-                        100,000
                                                                          -------------                -------------
                 TOTAL CURRENT LIABILITIES                                      116,000                    2,304,000
                                                                          -------------                -------------

ACCRUED RECLAMATION COSTS                                                       125,000                      125,000
                                                                          -------------                -------------

DEFERRED GAIN (Note B)                                                        7,019,000                    7,019,000
         Less accumulated amortization                                       (4,436,000)                  (4,295,000)
                                                                          -------------                -------------
                                                                              2,583,000                    2,724,000
SHAREHOLDERS' EQUITY
         Common Stock                                                        11,157,000                   11,157,000
         Contributed capital                                                    317,000                      317,000
         Accumulated deficit                                                 (9,468,000)                  (9,222,000)
         Unrealized gain on available-for-sale securities
           (Note E)                                                             187,000                        -0-
                                                                          -------------                -------------

                 TOTAL SHAREHOLDERS' EQUITY                                   2,193,000                    2,252,000

         Commitments and contingencies (Notes B and F)
                                                                          -------------                -------------

                          TOTAL LIABILITIES AND
                          SHAREHOLDERS' EQUITY                            $   5,017,000                $   7,405,000
                                                                          =============                =============





            See notes to consolidated condensed financial statements

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                           -----------------------------------------
                                                                                1995                         1994
NET SALES                                                                  $       -0-                   $      -0-

COST OF SALES:
         Depreciation expense                                                     2,000                        8,000
         Haile Mining Venture expenses (Notes B and C)                          141,000                      303,000
         Amortization of deferred gain (Notes B and C)                         (141,000)                    (303,000)
                                                                           ------------                  -----------

                                                                                  2,000                        8,000
                                                                           ------------                  -----------

                 GROSS LOSS FROM OPERATIONS                                      (2,000)                      (8,000)

OTHER (INCOME) EXPENSES:
         General and administrative                                             156,000                      171,000
         Stock appreciation rights and awards                                      -0-                       (47,000)
         Exploration                                                              5,000                        5,000
         Professional fees                                                       55,000                       71,000
         Interest and other, net                                                 23,000                      (69,000)
         Loss on sale of stock                                                   94,000                         -0-
         Brokers fees and commissions                                            31,000                         -0-
                                                                           ------------                  -----------

                                                                                364,000                      131,000
                                                                           ------------                  -----------

                 LOSS BEFORE INCOME TAXES                                      (366,000)                    (139,000)

         Income tax benefit (provision)                                         120,000                         -0-
                                                                           ------------                  -----------

                 NET LOSS                                                  $   (246,000)                 $  (139,000)
                                                                           ============                  ===========

NET LOSS PER COMMON SHARE                                                  $       (.02)                 $      (.01)
                                                                           ============                  ===========

CASH DIVIDENDS PER SHARE                                                           None                         None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                   15,043,869                   14,923,919
                                                                            ===========                  ===========

           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                          ------------------------------------------
                                                                                  1995                       1994
OPERATING ACTIVITIES
    Net loss                                                              $    (246,000)                 $  (139,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
            Depreciation                                                          7,000                       14,000
            Amortization of deferred gain                                      (141,000)                    (303,000)
            Deferred income tax (benefit) expense                              (120,000)                        -0-
            (Gain) Loss on sale of assets                                        91,000                      (84,000)
            Increase (decrease) in accounts payable
              and accrued expenses                                                9,000                      (73,000)
            Other                                                                (4,000)                      (5,000)
                                                                          -------------                  -----------

NET CASH USED IN OPERATING ACTIVITIES                                          (404,000)                    (590,000)
                                                                          -------------                  -----------

INVESTING ACTIVITIES
    Proceeds from sales of land, property and equipment                           3,000                       90,000
    Proceeds from sales of Amax Gold Common Stock                             2,597,000                         -0-
                                                                          -------------                  -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                     2,600,000                       90,000
                                                                          -------------                  -----------

FINANCING ACTIVITIES
    Payments on short-term debt                                              (2,197,000)                     408,000
                                                                          -------------                  -----------

NET CASH USED IN FINANCING ACTIVITIES                                        (2,197,000)                     408,000
                                                                          -------------                  -----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                          (1,000)                     (92,000)

Cash and Cash equivalents at beginning of period                                 91,000                      195,000
                                                                          -------------                  -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                            $      90,000                  $   103,000
                                                                          =============                  ===========

           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year projections. Current operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995, as a result of the transactions described in Note B. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1994.

NOTE B - HAILE MINING VENTURE

On March 15, 1991, the Registrant entered into an option and earn-in agreement with Amax Gold Exploration, Inc. (AGEI), a wholly-owned subsidiary of Amax
Gold Inc. (AGI), pursuant to which AGI acquired an option to purchase a 62.5% interest in the Registrant's Haile Property located in South Carolina.
Pursuant to this agreement and as part of the earn-in conditions, AGEI paid the Registrant $1,000,000 in cash; assumed the Registrant's obligations to make payments on its notes to MMC Holding, Inc. and its sole shareholder through May 1, 1992 (a total of $1,072,000); provided financial support for a $750,000 reclamation bond increase; agreed to fund all exploration costs during the option period and prepared at its sole cost a preliminary feasibility study for the Haile Property which was delivered to the Registrant in December, 1991.

On May 1, 1992, AGI through its wholly-owned subsidiary, Lancaster Mining Company, Inc., exercised its option and acquired a 62.5% undivided interest in the Registrant's Haile Property. Upon the exercise of the option, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI's common stock (AGI Common Stock). The closing price of AGI Common Stock on the New York Stock Exchange was $5.875 on March 31, 1995.

PIEDMONT MINING COMPANY, INC.

Pursuant to the terms of the option and earn-in agreement, Kershaw Gold Company, Inc. and Lancaster Mining Company, Inc. formed the Haile Mining Venture (the Venture) to further explore, evaluate and, if warranted, develop and operate a gold mine at the Haile Property. Lancaster Mining Company, Inc. owns a 62.5% undivided interest and Kershaw Gold Company, Inc. owns a 37.5% undivided interest in the Venture's assets and liabilities. Costs of the Venture have been borne by each party based on their respective interests, and the ultimate gold production by the Venture, if any, will be taken by the parties in kind.

In contemplation of the formation of the Venture described above, the Registrant suspended its mining and hauling operations in August 1991. On June 30, 1992, leaching and recovery of gold ceased for the Registrant's account and commenced for the account of the Venture.

The excess of the consideration received by the Registrant from AGI over the carrying value of the Haile assets sold and liabilities assumed has been recorded as a deferred gain in the accompanying consolidated balance sheet because the Registrant intends to fund its share of the costs of the Venture at the Haile Property.

The Venture agreement between Kershaw Gold Company, Inc. and Lancaster Mining Company, Inc. provided that the Venture participants jointly will decide whether to commence production at the Haile Property. Until a production decision is made, the Registrant is charging to expense all of its share of the Venture's costs and expenses.

The 1994 program and budget called for total Venture expenditures of approximately $6,300,000, including $1,900,000 for additional drilling and $150,000 for completion of a bankable feasibility study. However, no further drilling was conducted in 1994, the bankable feasibility study has not yet been produced, and actual Venture expenditures for 1994 were approximately $2,415,000. In September 1994, the Registrant was advised by AGI that AGI had decided to pursue the sale of its interest in the Venture.

AGI did not submit a proposed 1995 program and budget to the Registrant until March 1995. The budget submitted by AGI calls for total project expenditures of only about $2,000,000 for 1995. The Registrant expects to have adequate funds to meet its 37.5% share of the expenditures in 1995, but believes that additional financing will be required in the future.

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI and certain of its affiliates, claiming, among other things, that AGI's failure to implement the 1994 program and budget was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking damages. As of May 12, 1995, AGI had not responded to the lawsuit. The Registrant intends to vigorously pursue its claims.

PIEDMONT MINING COMPANY, INC.

The failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay a decision whether to commence production at the Haile property. Preliminary estimates of the total costs of developing and commencing operations, based upon the Preliminary Feasibility Study prepared pursuant to the Option and Earn-In Agreement in December 1991, ranged up to approximately $80,000,000, of which the Registrant's 37.5% share would be approximately $30,000,000. Subsequent internal studies have also suggested that the capital costs could equal or exceed this amount.

The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $141,000 relating to costs incurred during the three month period ended March 31, 1995. However, as discussed in Note C, the March cash call was not paid by the Registrant.

NOTE C - DISPUTED CASH CALL

In February 1995, the Registrant advised AGI of its position that AGI was in breach of the Haile Mining Venture Agreement and Management Agreement. In March 1995, the Registrant further advised AGI of its position that it was not obligated to continue to pay the monthly cash calls for the Venture. Subsequent to the filing of the lawsuit against AGI described in Note B, the Registrant, through its counsel, again advised AGI of its position that it is not required to and does not intend to pay any further cash calls until the litigation is resolved.

The cash call for March 1995 is reflected as a disputed cash call on the Registrant's balance sheet at March 31, 1995 and is included in the Haile Mining Venture expenses and the corresponding amortization of deferred gain in the Registrant's statement of operations for the three months ended March 31, 1995. However, the Registrant has not paid such cash call and maintains its position that it is not obligated to make such payment.

NOTE D - BORROWINGS

The Registrant had a loan commitment of up to $2,000,000 from AGI through May 1, 1994. Borrowings under this agreement bore interest at prime plus 2%. The agreement required the Registrant to secure the loan balance with sufficient AGI common shares having a market value equal to 200% of the outstanding principal balance. On February 27, 1995 this loan was paid in full.

PIEDMONT MINING COMPANY, INC.

The Registrant also has a credit arrangement with a broker that is secured by the Registrant's shares of AGI stock. Borrowings may be obtained under this arrangement based on the number of shares subject to pledge and the market value of such shares, among other factors. There was no principal outstanding under this agreement at March 31, 1995.

NOTE E - CHANGE IN ACCOUNTING PRINCIPLE

The Registrant was required to adopt the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"), effective January 1, 1994. FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and supersedes Statement of Accounting Standards No. 12, Accounting for Certain Marketable Securities ("FAS 12").
FAS 115 requires securities that are classified as available-for-sale to be reported at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. FAS 12 generally required that investments in marketable securities be recorded at the lower of cost or market value.

In October 1993, the Registrant commenced borrowing from AGI against its 1,000,000 shares of AGI Common Stock and as of December 31, 1994 it had borrowed $1,129,000 against these shares. In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. On February 27, 1995 the Registrant paid AGI $1,247,772, representing the entire loan balance plus accrued interest, from the proceeds of the sale of a portion of the shares of AGI Common Stock held by the Registrant. At March 31, 1995, the Registrant held 487,400 remaining shares of the AGI Common Stock. The closing price of AGI's Common Stock on the New York Stock Exchange on March 31, 1995 was $5.875 per share.

The Registrant has substantial deferred tax assets relating principally to net operating loss carryforwards which are available to offset taxable income generated upon the future disposition of the AGI shares. Prior to the adoption of FAS 115, the Registrant has maintained a valuation allowance which reduces its deferred tax assets to an amount equal to the sum of offsetting deferred tax liabilities. As of March 31, 1995, a deferred income tax liability relating to the unrealized gain on securities available-for-sale, in the amount of approximately $120,000, has been recorded as a reduction in the unrealized gain. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the recording of this deferred income tax liability resulted in a corresponding $120,000 reduction of the Registrant's valuation allowance against deferred tax assets. In accordance with FAS 109, the tax benefit relating to the reduction of the valuation allowance was allocated to the statement of operations to the extent of income tax benefits generated by 1995 operating losses and the balance was included in the unrealized gain on securities available-for-sale. In the event that the unrealized gain on

PIEDMONT MINING COMPANY, INC.

investment securities which gave rise to this tax benefit decreases significantly in the future, the Registrant may be required to restore the valuation allowance through a provision for income taxes.

NOTE F - CONTINGENCIES

Pursuant to the Option and Earn-In Agreement, the Venture Agreement and certain related agreements, the Registrant has agreed to indemnify AGI for all environmental and other liabilities arising from matters occurring or existing on the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations on the Haile Property from March 15, 1991 to July 1, 1992 (the date the Venture was formed). AGI has identified approximately $1,784,000 of Venture expenditures ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994 and $139,000 through March 31, 1995) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant.

Invoices have been received by the Registrant totalling $1,104,000 representing the amount of such costs not previously funded by the Registrant as part of its 37.5% share of Venture expenses. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Property, as well as certain reclamation costs. AGI has also taken the position that the Registrant will be responsible for 100% of similar ongoing expenses.

The Registrant has disputed the cost reallocation asserted by AGI. Such dispute remains unresolved. At this time the Registrant is unable to estimate the amount, if any, which it might be required to pay or provide upon resolution of this matter. The amount and duration of any future or continuing costs that AGI claims would be the responsibility of the Registrant will also depend on whether and when mining operations are commenced at the Haile Property and the specific mining and reclamation plans adopted at that time. Any such amount that ultimately becomes payable by the Registrant will be charged against any remaining amount of the deferred gain resulting from the sale of the 62.5% interest in the Haile Property to AGI in connection with the formation of the Venture in 1992.

See Note C for discussion of the disputed cash call which the Registrant has accrued but claims it is not required to pay.

PIEDMONT MINING COMPANY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Registrant's principal operations prior to mid-1992, other than its exploration activities, were mining and production of gold at the Haile Property, which accounted for most of the Registrant's revenues to date. On March 15, 1991, the Registrant entered into an Option and Earn-In Agreement with Amax Gold Inc. (AGI) pursuant to which AGI was granted an option to acquire a 62.5% undivided interest in the Haile Property. In connection with its entering into the Option and Earn-In Agreement and AGI's exploration activities at the Haile Property during the option period thereunder, the Registrant began to phase out its shallow, open-pit mining operations at the Haile Property in March 1991 and suspended mining and hauling in August 1991. AGI exercised its option on May 1, 1992, and the Registrant and AGI formed the Venture on July 1, 1992 to further explore, evaluate, and, if warranted, develop and operate a large-scale mining operation at the Haile Property. The Registrant has an undivided 37.5% interest in the Venture's assets, liabilities, costs and revenues. Recovery and production of gold from the leaching of ore previously mined continued until July 1, 1992 for the account of the Registrant until the formation of the Venture on July 1, 1992, and for a short period thereafter for the account of the Venture.

         In connection with the grant of the option pursuant to the Option and Earn-In Agreement with AGI in March 1991, and as part of the earn-in conditions, AGI also paid the Registrant $1,000,000 in cash, assumed debt service obligations during the option period (approximately $1,072,000) on the Registrant's note to MMC Holding, Inc., provided financial support for a reclamation bond increase at the Haile Property, funded all exploration costs at the Haile Property during the option period, and provided at its expense a preliminary feasibility study for the Haile Property. Upon the exercise by AGI of its option in 1992, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI Common Stock. Because the Registrant has intended to fund its share of the costs of the Venture, the excess of the fair value of the consideration received from AGI over the carrying value of the interests in the Haile Property sold and liabilities assumed was reflected as a deferred gain and is being amortized to income in amounts equal to the sum of the Registrant's share of the Haile Mining Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture.

         As discussed in Note B to the accompanying financial statements, the failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay any decision whether to commence production to the Haile property.

PIEDMONT MINING COMPANY, INC.
THREE MONTHS COMPARISON (UNAUDITED) (CONT.)

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

         There were no sales or mine operating expenses for the three month periods ended March 31, 1995 and 1994 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense decreased 75% principally as a result of the limited expenditures for plant, machinery and equipment during the 1995 quarter and the sale of certain equipment in early 1994.

         General and administrative expenses decreased 9% principally due to reduced office personnel expenses.

         Professional fees decreased 23% principally due to the decrease in required legal, accounting and consulting services.

         There were no stock appreciation rights and stock awards expense for the 1995 quarter because no awards or stock appreciation rights were issued during the period and the Registrant's stock price declined below the exercise price for all outstanding options.

         Exploration expenses were unchanged because the Registrant's North Carolina property lease expense was the same for both periods.

         Interest and other, net increased by $92,000 principally due to the increase in borrowing during 1995 with no offsetting income.

         The Registrant commenced sales of its AGI Common Stock in early 1995. The Registrant lost approximately $.19 per share sold, or $94,000, on sales of AGI Common Stock during the first three months of 1995. Brokers' fees and commissions were also incurred as a result of the Registrant's sales of AGI Common Stock during the three months ending March 31, 1995.

         The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $141,000 for the three months ended March 31, 1995. This amount is 53% lower than the three months ended March 31, 1994 due to the reduced expenditures at the Haile Property during the latter period.

PIEDMONT MINING COMPANY, INC.
THREE MONTHS COMPARISON (UNAUDITED) (CONT.)

         The income tax benefit of $120,000 for the three months ended March 31, 1995 relates to the tax effect of the unrealized gain on securities available-for-sale as discussed in Note E to the accompanying financial statements.

         The Registrant's net loss of $246,000 in the first quarter ended March 31, 1995 was due to the factors set forth above.


FINANCIAL CONDITION

         The Registrant's financial condition and liquidity declined in the first three months of 1995 due primarily to the funding of its 37.5% share of the costs and expenses of the Venture and various corporate costs without any offsetting revenues. Working capital declined to $2,872,000 at March 31, 1995, compared with $3,065,000 at the end of 1994.

         The Registrant's principal source of liquidity during the three months ended March 31, 1995 was from loans on and dispositions of the 1,000,000 shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property. In connection with the exercise of the option, AGI had agreed to lend up to $2,000,000 to the Registrant at the Regis-trant's request, at the prime rate plus 2%, such loan to be secured by AGI shares having a market value of at least 200% of the amount of the loan (or, if less, all of the AGI shares) and to be repaid upon the earlier of the sale of the shares pursuant to the Registrant's registration rights, AGI's repurchase of the shares in lieu of registration, or expiration of the registration rights (December 31, 1996). The Registrant began borrowing from AGI under this arrangement in October 1993. This loan was paid in full on February 27, 1995. The Registrant also has a credit arrangement with a broker for margin loans on the AGI Common Stock not pledged to AGI. There was no principal outstanding under this arrangement at March 31, 1995.

         During the first quarter of 1995, the Registrant began selling shares of the AGI Common Stock on the open market and applied a portion of the proceeds of such sales to repayment in full of the loan from AGI and repayment of the outstanding balance due the broker on the margin loans. Through March 31, 1995, the Registrant had sold 512,600 of such shares at an average net price per share of $5.01, and at March 31, 1995 held 487,400 shares of AGI Common Stock with no borrowing against such shares. The market price of AGI Common Stock at March 31, 1995 was $5.875 per share.

         Further sales of or margin loans on the remaining shares of the AGI Common Stock held by the Registrant may be its only source of cash for the forseeable future. Thus, declines in the market price of the AGI Common Stock could adversely affect the Registrant's liquidity.

PIEDMONT MINING COMPANY, INC.
THREE MONTHS COMPARISON (UNAUDITED) (CONT.)

         The Registrant believes its current cash position and funds available from loans on or dispositions of the AGI Common Stock will provide sufficient capital for its continued operations through the end of 1995, including any amounts it could be required to pay for its share of the 1995 Venture expenses (see Note B to the accompanying financial statements) and any amounts it would ultimately pay or be required to pay on the disputed claim for reallocation of certain Venture expenses described in Note F to the accompanying financial statements. However, the Registrant will need additional financing to develop and commence mining operations at the Haile Property, or if prior to a production decision substantially more expenditures are incured at the Haile Property for which the Registrant is responsible, or if the Registrant decides to resume its North Carolina exploration program. Additional financing for such purposes could be sought through the issuance of additional shares of the Registrant's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Registrant currently has no commitments for any such additional financing, and there is no assurance that the Registrant could obtain any such additional financing if and when needed.

         If a production decision were to be made, the total costs of developing and commencing mining operations at the Haile Property, as estimated in the Preliminary Feasibility Study prepared in December 1991 pursuant to the Option and Earn-In Agreement, could be as great as $80,000,000, and could be even more, depending upon the nature, size and scope of the operations and other variables, which have not yet been determined. Although the Registrant and AGI had agreed in the Venture Agreement to seek project financing for the development of the Haile Property if a production decision were made, there is no assurance that project financing will be available and the Registrant may be required to seek its own separate financing.

PIEDMONT MINING COMPANY, INC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         On March 29, 1995, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., as plaintiffs, filed a complaint in the Court of Common Pleas for Lancaster County, South Carolina (Case No. 95-155) against Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., alleging breach of contract by defendants Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., and tortious interference with contractual rights by defendant Amax Gold Inc. The complaint asks for actual and punitive damages in an unspecified amount as the Court and jury shall determine. A trial by jury is demanded. AGI has not yet filed a response to this complaint.

         The action arises out of the Haile Mining Venture and the allegations in the complaint relate to various breaches of the Venture Agreement and Management Agreement for the Haile Mining Venture by the defendants, including the failure of the defendants to implement the 1994 program and budget for the Venture. Defendant Amax Gold Inc. is also alleged to have intentionally procured such breaches by the other defendants through its domination and control of the other defendants.

Items 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

              (a)      Exhibits

              27       Financial Data Schedule (filed in electronic format only)

              (b)      Reports on Form 8-K
                       No reports on Form 8-K were filed during the three months ended March 31, 1995.

PIEDMONT MINING COMPANY, INC.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 PIEDMONT MINING COMPANY, INC.



Date: May 12, 1995               By  /s/ Robert M. Shields, Jr.
                                    --------------------------------------------
                                      Robert M. Shields, Jr.
                                      Chairman and Chief Executive Officer



Date: May 12, 1995               By  /s/ Thomas L. Ross, III
                                    --------------------------------------------
                                      Thomas L. Ross, III
                                      Secretary and Controller
                                      (Chief Accounting Officer)

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                   EXHIBITS

                                  FORM 10-QSB
                               QUARTERLY REPORT


For the quarter ended                                   Commission File Number
March 31, 1995                                                   0-16436



                         PIEDMONT MINING COMPANY, INC.


                                 EXHIBIT INDEX




                                                         Sequentially
Exhibit No          Exhibit Description                  Numbered Page
- - ----------          -------------------                  -------------

   27               Financial Data Schedule (filed in         19
                    electronic format only).