Form 10QSB
period 1995-06-30
PIEDMONT MINING CO INC
filed 1995-08-14
CIK 819517

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ----------------

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X      NO
          --------      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           COMMON STOCK, NO PAR VALUE--15,043,869 SHARES OUTSTANDING
                              AS OF AUGUST 1, 1995

                                                          INDEX
PIEDMONT MINING COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                        Page

         Consolidated Condensed Balance Sheets--June 30, 1995                          3
         (unaudited) and December 31, 1994

         Consolidated Condensed Statements of Operations (unaudited)--                 4
         Three months ended June 30, 1995 and June 30, 1994---
         Six months ended June 30, 1995 and June 30, 1994

         Consolidated Condensed Statements of Cash Flows                               5
         (unaudited)--Six months ended June 30, 1995 and
         June 30, 1994

         Notes to Consolidated Condensed Financial Statements                          6
         (unaudited)--June 30, 1995


Item 2.  Management's Discussion and Analysis of                                      10
                 Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            14

Item 4.  Submission of Matters to A Vote of Security Holders                          15

Item 6.  Exhibits and Reports on Form 8-K.                                            15


SIGNATURES                                                                            16

PIEDMONT MINING COMPANY, INC
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS                                                        At            At
                                                                                  June 30     December 31
CONSOLIDATED CONDENSED BALANCE SHEETS                                              1995           1994
                                                                                -----------   ------------
ASSETS                                                                          (unaudited)
CURRENT ASSETS
  Cash and cash equivalents (including $0 and
   $51,000 relating to the Haile Mining Venture)                                $   774,000   $     91,000
  Investment in Amax Gold common stock (Notes B,E)                                1,773,000      5,250,000
  Accounts receivable                                                                28,000         28,000
  Other                                                                               4,000         -0-
                                                                                -----------     ----------
          TOTAL CURRENT ASSETS                                                    2,579,000      5,369,000

PROPERTY AND EQUIPMENT (including $213,000
   and $227,000 relating to the Haile
   Mining Venture)                                                                  260,000        278,000

OTHER ASSETS
  Deferred costs, net of accumulated
   amortization of $3,377,000 (including
   $1,536,000 relating to the Haile Mining
   Venture)                                                                       1,754,000      1,754,000
  Other                                                                               3,000          4,000
                                                                                -----------    -----------
             TOTAL OTHER ASSETS                                                   1,758,000      1,758,000
                                                                                -----------    -----------

                   TOTAL ASSETS                                                 $ 4,596,000    $ 7,405,000
                                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (including $87,000 and
   $39,000 relating to Haile Mining Venture)                                    $   89,000     $    90,000
  Disputed cash calls (Note C)                                                     166,000         -0-
  Accrued salaries and wages                                                        10,000          17,000
  Note payable (Note D)                                                             -0-            940,000
  Accrued interest (Note D)                                                         -0-             28,000
  Note Payable-Amax Gold Inc. (Note D)                                              -0-          1,129,000
  Accrued interest-Amax Gold Inc. (Note D)                                          -0-            100,000
                                                                                ----------     -----------
      TOTAL CURRENT LIABILITIES                                                    265,000       2,304,000
                                                                                ----------     -----------

ACCRUED RECLAMATION COSTS                                                          125,000         125,000
                                                                                ----------     -----------

DEFERRED GAIN, net of accumulated amortization
   of $4,629,000 and $4,295,000 (Note B)                                         2,390,000       2,724,000
                                                                               -----------     -----------
SHAREHOLDERS' EQUITY
  Common Stock                                                                  11,157,000      11,157,000
  Contributed capital                                                              317,000         317,000
  Accumulated deficit                                                           (9,770,000)     (9,222,000)
  Unrealized gain on available-for-sale
   securities (Note E)                                                             112,000         -0-
                                                                               -----------     -----------
     TOTAL SHAREHOLDERS' EQUITY                                                  1,816,000       2,252,000
                                                                               -----------     -----------

  Commitments and contingencies (Notes B and F)
                                                                               -----------     -----------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                                $ 4,596,000     $ 7,405,000
                                                                               ===========     ===========

            See notes to consolidated condensed financial statements

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Three Months Ended     Six Months Ended
                                                June 30                 June 30
                                           ------------------     ------------------
                                            1995        1994        1995      1994
NET SALES                                 $   -0-    $    -0-    $    -0-    $   -0-

COST OF SALES:
 Depreciation expense                         3,000       8,000       5,000     16,000
 Haile Mining Venture expenses(Notes B,C)   193,000     311,000     334,000    614,000
 Amortization-deferred gain(Notes B,C)     (193,000)   (311,000)   (334,000)  (614,000)
                                          ---------   ---------   ---------  ---------

                                              3,000       8,000       5,000     16,000
                                          ---------   ---------   ---------  ---------

  GROSS LOSS FROM OPERATIONS                  3,000       8,000       5,000     16,000
OTHER (INCOME) EXPENSES:
 General and administrative                 170,000     171,000     326,000    327,000
 Stock appreciation rights and awards         -0-         -0-         -0-      (47,000)
 Exploration                                  -0-         4,000       5,000      9,000
 Professional fees                           53,000      95,000     108,000    166,000
 Interest and other, net                     (1,000)     98,000      22,000     29,000
 Loss on sale of stock                       19,000       -0-       113,000      -0-
 Brokers fees and commissions                10,000       -0-        41,000      -0-
                                          ---------   ---------   ---------  ---------

                                            251,000     368,000     615,000    484,000
                                          ---------   ---------   ---------  ---------

   LOSS BEFORE INCOME TAXES                 254,000     376,000     620,000    500,000


 Income tax benefit (provision)             (48,000)    196,000      72,000    181,000
                                          ---------   ---------   ---------  ---------

   NET LOSS                               $ 302,000   $ 180,000   $ 548,000  $ 319,000
                                          =========   =========   =========  =========


NET LOSS PER COMMON SHARE                 $     .02   $     .01   $     .04  $     .02
                                          =========   =========   =========  =========

CASH DIVIDENDS PER SHARE                    None        None        None        None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               15,043,869  14,923,919  15,043,869 14,923,919
                                         ==========  ==========  ========== ==========


           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                             ----------------------
                                                                                1995        1994
OPERATING ACTIVITIES
  Net loss                                                                  $ (548,000) $ (319,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                              18,000      29,000
      Amortization of deferred gain                                           (334,000)   (614,000)
      Deferred income tax (benefit) expense                                    (72,000)   (196,000)
      Compensation recorded with respect to
       stock appreciation rights and stock awards                                -0-       (47,000)
      (Gain) Loss on sale of assets                                            110,000     (13,000)
      Changes in operating assets and liabilities:
       Decrease in income taxes receivable                                       -0-       110,000
       Increase (decrease) in accounts payable
        and accrued expenses                                                   158,000      (2,000)
       Other                                                                    (3,000)     (2,000)
                                                                            ----------  ----------

NET CASH USED IN OPERATING ACTIVITIES                                         (671,000) (1,054,000)
                                                                            ----------  ----------

INVESTING ACTIVITIES
  Purchase of property and equipment                                             -0-        (3,000)
  Proceeds from sales of land, property and equipment                            3,000      90,000
  Proceeds from sales of Amax Gold Inc. stock                                3,548,000       -0-
                                                                            ----------  ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                    3,551,000      87,000
                                                                            ----------  ----------

FINANCING ACTIVITIES
  Proceeds from note payable to Amax Gold Inc.                                   -0-       603,000
  Proceeds from broker margin loan                                               -0-       300,000
  Payments on short-term debt                                               (2,197,000)      -0-
                                                                            ----------  ----------

NET CASH USED IN FINANCING ACTIVITIES                                       (2,197,000)    903,000
                                                                            ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               683,000     (64,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                91,000     195,000
                                                                            ----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  774,000   $ 131,000
                                                                            ==========   =========



           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995, as a result of the transactions described in Note B. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1994.

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

On May 1, 1992, AGI through its wholly-owned subsidiary, Lancaster Mining Company, Inc., exercised its option and acquired a 62.5% undivided interest in the Registrant's Haile Property. Upon the exercise of the option, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI's common stock (AGI Common Stock). The closing price of AGI Common Stock on the New York Stock Exchange was $5.50 on June 30, 1995.

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

The Venture agreement between Kershaw Gold Company, Inc. and Lancaster Mining Company, Inc. provided that the Venture participants jointly decide whether to commence production at the Haile Property. Until a production decision is made, the Registrant is charging to expense all of its share of the Venture's costs and expenses.

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

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI and certain of its affiliates, claiming, among other things, that AGI's failure to implement the 1994 program and budget was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking damages. On May 24, 1995, AGI filed a demand for arbitration and on May 26, 1995 filed motions to dismiss the lawsuit. The Registrant intends to vigorously pursue its claims and to contest the arbitrability of the dispute.

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


The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $334,000 relating to costs incurred during the six month period ended June 30, 1995. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

NOTE C - DISPUTED CASH CALLS

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

The cash calls for March through June of 1995 are reflected as disputed cash calls on the Registrant's balance sheet at June 30, 1995 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the six months ended June 30, 1995. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

NOTE D - BORROWINGS

The Registrant had a loan commitment of up to $2,000,000 from AGI through May 1, 1994. Borrowings under this agreement bore interest at prime plus 2%. The agreement required the Registrant to secure the loan balance with sufficient AGI common shares having a market value equal to 200% of the outstanding principal balance. On February 27, 1995 this loan was paid in full.

The Registrant also has a credit arrangement with a broker that is secured by the Registrant's shares of AGI stock. Borrowings may be obtained under this arrangement based on the number of shares subject to pledge and the market value of such shares, among other factors. There was no principal outstanding under this agreement at June 30, 1995.

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

In October 1993, the Registrant commenced borrowing from AGI against its 1,000,000 shares of AGI Common Stock and as of December 31, 1994 it had borrowed $1,129,000 against these shares. In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. On February 27, 1995 the Registrant paid AGI $1,247,772, representing the entire loan balance plus accrued interest, from the proceeds of the sale of a portion of the shares of AGI Common Stock held by the Registrant. At June 30, 1995, the Registrant held 322,400 shares of the AGI Common Stock. The closing price of AGI's Common Stock on the New York Stock Exchange on June 30, 1995 was $5.50 per share.

The Registrant has substantial deferred tax assets relating principally to net operating loss carryforwards which are available to offset taxable income generated upon the future disposition of the AGI shares. Prior to the adoption of FAS 115, the Registrant has maintained a valuation allowance which reduces its deferred tax assets to an amount equal to the sum of offsetting deferred tax liabilities. As of June 30, 1995, a deferred income tax liability relating to the unrealized gain on securities available-for-sale, in the amount of approximately $72,000, has been recorded as a reduction in the unrealized gain. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the recording of this deferred income tax liability resulted in a corresponding $72,000 reduction of the Registrant's valuation allowance against deferred tax assets. In accordance with FAS 109, the tax benefit relating to the reduction of the valuation allowance is allocated to the statement of operations to the extent of income tax benefits generated by 1995 operating losses and any balance is included in the unrealized gain on securities available-for-sale. In the event that the unrealized gain on investment securities which gave rise to this tax benefit decreases significantly in the future, the Registrant may be required to restore the valuation allowance through a provision for income taxes.

NOTE F - CONTINGENCIES

Pursuant to the Option and Earn-In Agreement, the Venture Agreement and certain related agreements, the Registrant has agreed to indemnify AGI for all environmental and other liabilities arising from matters occurring or existing on the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations on the Haile Property from March 15, 1991 to July 1, 1992 (the date the Venture was formed). AGI has identified approximately $1,926,000 of Venture expenditures ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994 and $281,000 through June 30, 1995) that it claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant.

Invoices have been received by the Registrant totalling $1,246,000 representing the amount of such costs not previously funded by the Registrant as part of its 37.5% share of Venture expenses. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Property, as well as certain reclamation costs. AGI has also taken the position that the Registrant will be responsible for 100% of similar ongoing expenses.

The Registrant has disputed the cost reallocation asserted by AGI. Such dispute remains unresolved. At this time the Registrant is unable to estimate the amount, if any, which it might be required to pay or provide upon resolution of this matter. The amount and duration of any future or continuing costs that AGI claims would be the responsibility of the Registrant will also depend on whether and when mining operations are commenced at the Haile Property and the specific mining and reclamation plans adopted at that time. Any such amount that ultimately becomes payable by the Registrant will be charged against any remaining amount of the deferred gain resulting from the sale of the 62.5% interest in the Haile Property to AGI in connection with the formation of the Venture in 1992. See Note C for discussion of the disputed cash calls which the Registrant has accrued but claims it is not required to pay.

PIEDMONT MINING COMPANY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   As discussed in Note B to the accompanying financial statements, the failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay any decision whether to commence production at the Haile property.

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1994.

   There were no sales or mine operating expenses for the three month period ended June 30, 1995 and 1994 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

   Depreciation expense decreased 63% to $3,000 principally as a result of the limited expenditures for plant, machinery and equipment during the 1995 quarter and the sale of certain equipment in early 1994.

   General and administrative expenses remained essentially unchanged at $170,000 for the three month period ended June 30, 1995.

   Professional fees decreased 44% principally due to the decrease in required legal, accounting and consulting services.

   There were no stock appreciation rights and stock awards expense for the 1995 quarter because no awards or stock appreciation rights were issued during the period and the Registrant's stock price declined below the exercise price for all outstanding options.

   Exploration expenses declined by $4,000 due to a reduction in lease expense for the Registrant's North Carolina properties.

   Interest and other, net decreased by $99,000 principally due to the decrease in borrowing during 1995.

   The Registrant commenced sales of its AGI Common Stock in early 1995. The Registrant recorded a loss of approximately $.12 per share sold, or $19,000, on sales of AGI Common Stock during the three months ended June 30, 1995.
Brokers' fees and commissions were also incurred as a result of the Registrant's sales of AGI Common Stock during the three months ended June 30, 1995.

   The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $193,000 for the three months ended June 30, 1995. This amount is 38% lower than the three months ended June 30, 1994 due to the reduced expenditures at the Haile Property during 1995.

   The income tax provision of $48,000 for the three months ended June 30, 1995 relates to the tax effect of the unrealized gain on securities available-for-sale as discussed in Note E to the accompanying financial statements.

   The Registrant's net loss of $302,000 for the three month period ended June 30, 1995 was due to the factors set forth above.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

   There were no sales or mine operating expenses for the six month period ended June 30, 1995 and 1994 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

   Depreciation expense decreased 69% to $5,000 principally as a result of the limited expenditures for plant, machinery and equipment during the 1995 quarter and the sale of certain equipment in early 1994.

   General and administrative expenses remained essentially unchanged at $326,000 for the six month period ended June 30, 1995.

   Professional fees decreased 35% principally due to the decrease in required legal, accounting and consulting services.

   There were no stock appreciation rights and stock awards expense for the six month perod ending June 30,1995 because no awards or stock appreciation rights were issued during the period and the Registrant's stock price declined below the exercise price for all outstanding options.

   Exploration expenses declined by $4,000 due to a reduction in lease expense for the Registrant's North Carolina properties.

   Interest and other, net decreased by 25% principally due to the decrease in borrowing during 1995.

   The Registrant commenced sales of its AGI Common Stock in early
1995. The Registrant recorded a loss of approximately $.17 per share sold, or $113,000, on sales of AGI Common Stock during the first six months of 1995. Brokers' fees and commissions were also incurred as a result of the Registrant's sales of AGI Common Stock during the six months ended June 30, 1995.

   The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $334,000 for the six months ended June 30, 1995. This amount is 46% lower than the six months ended June 30, 1994 due to the reduced expenditures at the Haile Property during 1995.

   The income tax benefit of $72,000 for the six months ended June 30, 1995 relates to the tax effect of the unrealized gain on securities available-for-sale as discussed in Note E to the accompanying financial statements.

   The Registrant's net loss of $548,000 in the six months ended June 30, 1995 was due to the factors set forth above.

FINANCIAL CONDITION

   The Registrant's financial condition and liquidity declined in the first six months of 1995 due primarily to the funding of the costs and expenses of the Venture and various corporate costs without any offsetting revenues. Working capital declined to $2,314,000 at June 30, 1995, compared with $3,065,000 at the end of 1994.

   The Registrant's principal source of liquidity during the six months ended June 30, 1995 was from the sale of 677,600 shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property. In connection with the exercise of the option, AGI had agreed to lend up to $2,000,000 to the Registrant at the

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

Registrant's request, at the prime rate plus 2%, such loan to be secured by AGI shares having a market value of at least 200% of the amount of the loan (or, if less, all of the AGI shares) and to be repaid upon the earlier of the sale of the shares pursuant to the Registrant's registration rights, AGI's repurchase of the shares in lieu of registration, or expiration of the registration rights (December 31, 1996). The Registrant began borrowing from AGI under this arrangement in October 1993. This loan was paid in full on February 27, 1995. The Registrant also has a credit arrangement with a broker for margin loans on the AGI Common Stock. There was no principal outstanding under this arrangement at June 30, 1995.

   During the first quarter of 1995, the Registrant began selling shares of the AGI Common Stock on the open market and applied a portion of the proceeds of such sales to repayment in full of the loan from AGI and repayment of the outstanding balance due the broker on the margin loans. Through June 30, 1995, the Registrant had sold 677,600 of such shares at an average net price per share of $5.18, and at June 30, 1995 held 322,400 shares of AGI Common Stock with no borrowing against such shares. The market price of AGI Common Stock at June 30, 1995 was $5.50 per share.

   Further sales of or margin loans on the remaining shares of the AGI
Common Stock held by the Registrant may be its only source of cash for the forseeable future. Thus, declines in the market price of the AGI Common Stock could adversely affect the Registrant's liquidity.

   The Registrant believes its current cash position and funds available from loans on or dispositions of the AGI Common Stock will provide sufficient capital for its continued operations through the end of 1995, including any amounts it could be required to pay for its share of the 1995 Venture expenses (see Note B to the accompanying financial statements) and any amounts it would ultimately pay or be required to pay on the disputed claim for reallocation of certain Venture expenses described in Note F to the accompanying financial statements. However, the Registrant will need additional financing to develop and commence mining operations at the Haile Property, or if prior to a production decision substantially more expenditures are incurred at the Haile Property for which the Registrant is responsible, or if the Registrant decides to resume its North Carolina exploration program. Additional financing for such purposes could be sought through the issuance of additional shares of the Registrant's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Registrant currently has no commitments for any such additional financing, and there is no assurance that the Registrant could obtain any such additional financing if and when needed.

   If a production decision were to be made, the total costs of developing and commencing mining operations at the Haile Property, as estimated in the Preliminary Feasibility Study prepared in December 1991 pursuant to the Option and Earn-In Agreement, could be as great as $80,000,000, and could be even more, depending upon the nature, size and scope of the operations and other variables which have not yet been determined. Although the Registrant and AGI had agreed in the Venture Agreement to seek project financing for the development of the Haile Property if a production decision were made, there is no assurance that project financing will be available and the Registrant may be required to seek its own separate financing.

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

  On May 24,1995 the defendant filed a demand for arbitration with the American Arbitration Association alleging the breach by plaintiffs of obligations under the Venture Agreement and seeking "a declaration of future responsibilities of the parties regarding the [Haile Property]." On May 26, 1995, the defendants filed motions in the state court proceeding to dismiss the complaint. The Registrant has taken the position before both the court and the American Arbitration Association that the dispute is not arbitrable under the terms of the Venture Agreement, and has objected to the arbitration proceedings and filed a brief with the court in opposition to the defendant's motion to dismiss. The Registrant has also served discovery requests on defendants and filed a brief in opposition to defendants' motion for a protective order and in support of a motion to compel discovery. A hearing on these motions before the court has been requested but has not yet been held. In the meantime, the American Arbitration Association has commenced its proceedings to establish a panel for the arbitration. The Registrant intends to vigorously contest the arbitrability of the dispute on the grounds that disputes subject to arbitration under the Venture Agreement are limited to claims not exceeding $2,000,000. The Registrant has filed a Preliminary Estimate of Damages with the court, with supporting affidavits, authorities and exhibits, and expects to file preliminary damage calculations by its retained expert witness during August 1995.

   The action arises out of the Haile Mining Venture and the allegations in the complaint relate to various breaches of the Venture Agreement and Management Agreement for the Haile Mining Venture by the defendants, including the failure of the defendants to implement the 1994 program and budget for the Venture. Defendant Amax Gold Inc. is also alleged to have intentionally procured such breaches by the other defendants through its domination and control of the other defendants. The demand for arbitration made by the defendants includes claims against the Registrant for certain Venture costs for which the Registrant is alleged to be liable under the environmental indemnity provisions of the Venture Agreement, as discussed in Note F--"Contingencies" to the accompanying financial statements.

Item 4.  Submission of Matters to A Vote of Security Holders

           At the Annual Meeting of Shareholders of the Registrant held on May 17, 1995, the shareholders approved the election of Robert M. Shields, Jr., Earl M. Jones, William Feick, Jr., John W. Castles 3d, Joseph F. McDonald, and Christopher M.H. Jennings as Directors. The following table set forth the votes on each such matter:


                                               FOR                      AGAINST       WITHHELD         BROKER
                                                                                                    NON-VOTES
                                               --------------------------------------------------------------
           Election of Directors:
                  (by nominee)
           Robert M. Shields, Jr.              9,485,973                   0             35,360       N/A
           Earl M. Jones                       9,485,973                   0             35,360       N/A
           William Feick, Jr.                  9,485,773                   0             35,560       N/A
           John W. Castles 3d                  9,485,773                   0             35,560       N/A
           Joseph F. McDonald                  9,485,973                   0             35,360       N/A
           Christopher M.H. Jennings           9,485,973                   0             35,360       N/A



Item 6.  Exhibits and Reports on Form 8-K.

           (a)    Exhibits

           27     Financial Data Schedule (filed in electronic format only)

           (b)    Reports on Form 8-K
                  No reports on Form 8-K were filed during the six months ended June 30, 1995.

PIEDMONT MINING COMPANY, INC.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PIEDMONT MINING COMPANY, INC.



Date: August 14, 1995              By /s/ Robert M. Shields, Jr.
                                      ---------------------------
                                      Robert M. Shields, Jr.
                                      Chairman and
                                        Chief Executive Officer




Date: August 14, 1995              By /s/ Thomas L. Ross, III
                                      ---------------------------
                                      Thomas L. Ross, III
                                      Secretary and Controller
                                        (Chief Accounting Officer)