Form 10QSB
period 1995-09-30
PIEDMONT MINING CO INC
filed 1995-11-14
CIK 819517

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

COMMISSION FILE NUMBER 0-16436

                        PIEDMONT MINING COMPANY, INC.
      (Exact name of small business issuer as specified in its charter)

                    NORTH CAROLINA                    56-1378516
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


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X      NO
            -----       ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           COMMON STOCK, NO PAR VALUE--15,043,869 SHARES OUTSTANDING
                             AS OF NOVEMBER 9, 1995

                                    INDEX
PIEDMONT MINING COMPANY, INC.
PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.                                              Page

         Consolidated Condensed Balance Sheets--September 30, 1995           3
         (unaudited) and December 31, 1994

         Consolidated Condensed Statements of Operations (unaudited)--       4
         Three months ended September 30, 1995 and September 30, 1994---
         Nine months ended September 30, 1995 and September 30, 1994

         Consolidated Condensed Statements of Cash Flows                     5
         (unaudited)--Nine months ended September 30, 1995 and
         September 30, 1994

         Notes to Consolidated Condensed Financial Statements                6
         (unaudited)--September 30, 1995


Item 2.  Management's Discussion and Analysis of                            10
         Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 6.  Exhibits and Reports on Form 8-K.                                  15


SIGNATURES                                                                  16

PIEDMONT MINING COMPANY, INC
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS                                             At              At
                                                                    September 30      December 31
CONSOLIDATED CONDENSED BALANCE SHEETS                                   1995             1994
                                                                    -------------     ------------
ASSETS                                                               (unaudited)
CURRENT ASSETS
  Cash and cash equivalents (including $0 and
   $51,000 relating to the Haile Mining Venture)                    $   940,000       $    91,000
  Investment in Amax Gold common stock (Notes B,E)                    1,574,000         5,250,000
  Accounts receivable                                                    28,000            28,000
  Other                                                                   2,000               -0-
                                                                    -----------       -----------
          TOTAL CURRENT ASSETS                                        2,544,000         5,369,000

PROPERTY AND EQUIPMENT (including $207,000
   and $227,000 relating to the Haile
   Mining Venture)                                                      250,000           278,000

OTHER ASSETS
  Deferred costs, net of accumulated
   amortization of $3,377,000 (including
   $1,536,000 relating to the Haile Mining
   Venture)                                                           1,754,000         1,754,000
  Other                                                                   4,000             4,000
                                                                    -----------       -----------
             TOTAL OTHER ASSETS                                       1,758,000         1,758,000
                                                                    -----------       -----------

                   TOTAL ASSETS                                     $ 4,552,000       $ 7,405,000
                                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (including $140,000 and
   $39,000 relating to Haile Mining Venture)                        $   141,000       $    90,000
  Disputed cash calls (Note C)                                          254,000               -0-
  Accrued salaries and wages                                             18,000            17,000
  Note payable (Note D)                                                     -0-           940,000
  Accrued interest (Note D)                                                 -0-            28,000
  Note Payable-Amax Gold Inc. (Note D)                                      -0-         1,129,000
  Accrued interest-Amax Gold Inc. (Note D)                                  -0-           100,000
                                                                    -----------       -----------
      TOTAL CURRENT LIABILITIES                                         413,000         2,304,000
                                                                    -----------       -----------

ACCRUED RECLAMATION COSTS                                               125,000           125,000
                                                                    -----------       -----------

DEFERRED GAIN, net of accumulated amortization
   of $4,774,000 and $4,295,000 (Note B)                              2,244,000         2,724,000
                                                                    -----------       -----------
SHAREHOLDERS' EQUITY
  Common Stock                                                       11,157,000        11,157,000
  Contributed capital                                                   317,000           317,000
  Accumulated deficit                                                (9,824,000)       (9,222,000)
  Unrealized gain on available-for-sale
   securities (Note E)                                                  120,000               -0-
                                                                    -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                                       1,770,000         2,252,000
                                                                    -----------       -----------

  Commitments and contingencies (Notes B and F)
                                                                    -----------       -----------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                     $ 4,552,000       $ 7,405,000
                                                                    ===========       ===========




            See notes to consolidated condensed financial statements

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       Three Months Ended              Nine Months Ended
                                                          September 30                   September 30
                                                       ------------------              -----------------
                                                      1995            1994           1995             1994
NET SALES                                         $     -0-       $     -0-       $     -0-        $   -0-

COST OF SALES:
 Depreciation expense                                   3,000           3,000           8,000          19,000
 Haile Mining Venture expenses(Notes B,C)             146,000         162,000         480,000         776,000
 Amortization-deferred gain(Notes B,C)               (146,000)       (162,000)       (480,000)       (776,000)
                                                  -----------     -----------     -----------     -----------

                                                        3,000           3,000           8,000          19,000
                                                  -----------     -----------     -----------     -----------

 GROSS LOSS FROM OPERATIONS                             3,000           3,000           8,000          19,000

OTHER (INCOME) EXPENSES:
 General and administrative                           170,000         153,000         495,000         480,000
 Stock appreciation rights and awards                   -0-             -0-             -0-           (47,000)
 Exploration                                            3,000           3,000           8,000          12,000
 Professional fees                                     48,000          18,000         156,000         184,000
 Interest and other, net                              (10,000)         36,000          12,000          64,000
 (Gain) Loss on sale of stock                        (158,000)           -0-          (45,000)          -0-
 Brokers fees and commissions                           3,000            -0-           45,000           -0-
                                                  -----------     ------------    -----------     -----------

                                                       56,000         210,000         671,000         693,000
                                                  -----------     -----------     -----------     -----------

 LOSS BEFORE INCOME TAXES                              59,000         213,000         679,000         712,000


  Income tax benefit (provision)                        5,000          82,000          77,000         263,000
                                                  -----------     -----------     -----------     -----------

 NET LOSS                                         $    54,000     $   131,000     $   602,000     $   449,000
                                                  ===========     ===========     ===========     ===========


NET LOSS PER COMMON SHARE                         $       .01     $       .01     $       .04     $       .03
                                                  ===========     ===========     ===========     ===========

CASH DIVIDENDS PER SHARE                              None            None            None            None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         15,043,869      14,923,919      15,043,869      14,923,919
                                                  ===========     ===========     ===========     ===========


           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          ---------------------------
                                                                             1995              1994
OPERATING ACTIVITIES
  Net loss                                                                $  (602,000)     $  (449,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                             28,000           37,000
      Amortization of deferred gain                                          (480,000)        (776,000)
       Deferred income tax (benefit) expense                                  (77,000)        (278,000)
      Compensation recorded with respect to
       stock appreciation rights and stock awards                                 -0-          (47,000)
      (Gain) Loss on sale of assets                                           (48,000)         (13,000)
      Changes in operating assets and liabilities:
       Decrease in income taxes receivable                                        -0-          110,000
       Increase (decrease) in accounts payable
        and accrued expenses                                                  305,000          (78,000)
       Other                                                                    2,000            -0-
                                                                          -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (872,000)      (1,494,000)
                                                                          -----------      -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                                              -0-           (3,000)
  Proceeds from sales of land, property and equipment                           4,000           90,000
  Proceeds from sales of Amax Gold Inc. stock                               3,914,000            -0-
                                                                          -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                   3,918,000           87,000
                                                                          -----------      -----------

FINANCING ACTIVITIES
  Proceeds from note payable to Amax Gold Inc.                                    -0-          603,000
  Proceeds from broker margin loan                                                -0-          740,000
  Payments on short-term debt                                              (2,197,000)           -0-
                                                                          -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                                      (2,197,000)       1,343,000
                                                                          -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              849,000          (64,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               91,000          195,000
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   940,000      $   131,000
                                                                          ===========      ===========



           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


September 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995, as a result of the transactions described in Note B. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1994.

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

On May 1, 1992, AGI through its wholly-owned subsidiary, Lancaster Mining Company, Inc., exercised its option and acquired a 62.5% undivided interest in the Registrant's Haile Property. Upon the exercise of the option, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI's common stock (AGI Common Stock). The closing price of AGI Common Stock on the New York Stock Exchange was $6.00 on September 30, 1995.


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

The excess of the consideration received by the Registrant from AGI over the carrying value of the Haile assets sold and liabilities assumed has been recorded as a deferred gain in the accompanying consolidated balance sheet because the Registrant had intended to fund its share of the costs of the Venture at the Haile Property.

The Venture agreement between Kershaw Gold Company, Inc. and Lancaster Mining Company, Inc. provided that the Venture participants jointly decide whether to commence production at the Haile Property. Until a production decision is made, the Registrant is charging to expense all of its share of the Venture's costs and expenses.

The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $480,000 relating to costs incurred during the nine month period ended September 30, 1995. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

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

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI and certain of its affiliates, claiming, among other things, that AGI's failure to implement the 1994 program and budget was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking damages. On May 24, 1995, AGI filed a demand for arbitration and on May 26, 1995 filed motions to dismiss the lawsuit. The Registrant intends to vigorously pursue its claims and to contest the arbitrability of the dispute. (See Part II, Item 1)

The failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay a decision whether to commence production at the Haile property. Preliminary estimates of the total costs of developing and commencing operations, based upon the Preliminary Feasibility Study prepared pursuant to the Option and Earn-In Agreement in December 1991, ranged up to approximately $80,000,000, of which the Registrant's 37.5% share would be approximately $30,000,000. Subsequent internal studies have also suggested that the capital costs could equal or exceed this amount.

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

The cash calls for March through September of 1995 are reflected as disputed cash calls on the Registrant's balance sheet at September 30, 1995 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the nine months ended September 30, 1995. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

NOTE D - BORROWINGS

The Registrant had a loan commitment of up to $2,000,000 from AGI through May 1, 1994. Borrowings under this agreement bore interest at prime plus 2%. The agreement required the Registrant to secure the loan balance with sufficient AGI common shares having a market value equal to 200% of the outstanding principal balance. On February 27, 1995 this loan was paid in full.

The Registrant also has a credit arrangement with a broker that is secured by the Registrant's shares of AGI stock. Borrowings may be obtained under this arrangement based on the number of shares subject to pledge and the market value of such shares, among other factors. There was no principal outstanding under this agreement at September 30, 1995.

NOTE E - INVESTMENT IN AMAX GOLD COMMON STOCK

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

In October 1993, the Registrant commenced borrowing from AGI against its 1,000,000 shares of AGI Common Stock and as of December 31, 1994 it had borrowed $1,129,000 against these shares. In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. On February 27, 1995 the Registrant paid AGI $1,247,772, representing the entire loan balance plus accrued interest, from the proceeds of the sale of a portion of the shares of AGI Common Stock held by the Registrant. At September 30, 1995, the Registrant held 262,400 shares of the AGI Common Stock. The closing price of AGI's Common Stock on the New York Stock Exchange on September 30, 1995 was $6.00 per share.

The Registrant has substantial deferred tax assets relating principally to net operating loss carryforwards which are available to offset taxable income generated upon the future disposition of the AGI shares. Prior to the adoption of FAS 115, the Registrant has maintained a valuation allowance which reduces its deferred tax assets to an amount equal to the sum of offsetting deferred tax liabilities. As of September 30, 1995, a deferred income tax liability relating to the unrealized gain on securities available-for-sale, in the amount of approximately $77,000, has been recorded as a reduction in the unrealized gain. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the recording of this deferred income tax liability resulted in a corresponding $77,000 reduction of the Registrant's valuation allowance against deferred tax assets. In accordance with FAS 109, the tax benefit relating to the reduction of the valuation allowance is allocated to the statement of operations to the extent of income tax benefits generated by 1995 operating losses and any balance is included in the unrealized gain on securities available-for-sale. In the event that the unrealized gain on investment securities which gave rise to this tax benefit decreases significantly in the future, the Registrant may be required to restore the valuation allowance through a provision for income taxes.

NOTE F - CONTINGENCIES

Pursuant to the Option and Earn-In Agreement, the Venture Agreement and certain related agreements, the Registrant has agreed to indemnify AGI for all environmental and other liabilities arising from matters occurring or existing on the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations on the Haile Property from March 15, 1991 to July 1, 1992 (the date the Venture was formed). AGI has identified approximately $2,036,000 of Venture expenditures ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994 and $391,000 through September 30, 1995) that it claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant.

Invoices have been received by the Registrant totalling $1,356,000 representing the amount of such costs not previously funded by the Registrant as part of its 37.5% share of Venture expenses. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Property, as well as certain reclamation costs. AGI has also taken the position that the Registrant will be responsible for 100% of similar ongoing expenses.

The Registrant has disputed the cost reallocation asserted by AGI. Such dispute remains unresolved, and AGI has demanded arbitration of the dispute. (See Part II, Item 1) At this time the Registrant is unable to estimate the amount, if any, which it might be required to pay or provide upon resolution of this matter. The amount and duration of any future or continuing costs that AGI claims would be the responsibility of the Registrant will also depend on whether and when mining operations are commenced at the Haile Property and the specific mining and reclamation plans adopted at that time. Any such amount that ultimately becomes payable by the Registrant will be charged against any remaining amount of the deferred gain resulting from the sale of the 62.5% interest in the Haile Property to AGI in connection with the formation of the Venture in 1992. See Note C for discussion of the disputed cash calls which the Registrant has accrued but claims it is not required to pay.

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

   As discussed in Note B to the accompanying financial statements, the failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay any decision whether to commence production at the Haile property. Thus the Registrant's financial condition and operations in the future are currently expected to depend upon the ultimate resolution of its litigation with AGI, which is described in Part II, Item 1 of this report.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

           There were no sales or mine operating expenses for the three month period ended September 30, 1995 and 1994 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

           Depreciation expense remained unchanged at $3,000 for the three month period ended September 30, 1995.

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

           General and administrative expenses increased 11% to $170,000 for the three month period ended September 30, 1995 due primarily to North Carolina Intangible taxes.

           Professional fees increased 168% principally due to the timing differences in required legal, accounting and consulting services.

           There were no stock appreciation rights and stock awards expense for the 1995 quarter because no awards or stock appreciation rights were issued during the period and the Registrant's stock price declined below the exercise price for all outstanding options.

           Exploration expenses remained unchanged at $3,000 for the three month period ended September 30, 1995.

           Interest and other, net decreased by $46,000 principally due to no borrowing during 1995 and offsetting interest income.

           The Registrant commenced sales of its AGI Common Stock in early 1995. The Registrant recorded a gain of approximately $158,000 on sales of AGI Common Stock during the three months ended September 30, 1995. Brokers' fees and commissions were also incurred as a result of the Registrant's sales of AGI Common Stock during the three months ended September 30, 1995.

           The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $146,000 for the three months ended September 30, 1995. As explained in Note C the Registrant has not funded these costs since February 1995. This amount is 10% lower than the three months ended September 30, 1994 due to the reduced expenditures at the Haile Property during 1995.

           The income tax benefit of $5,000 for the three months ended September 30, 1995 relates to the tax effect of the unrealized gain on securities available-for-sale as discussed in Note E to the accompanying financial statements.

           The Registrant's net loss of $54,000 for the three month period ended September 30, 1995 was due to the factors set forth above.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

           There were no sales or mine operating expenses for the nine month period ended September 30, 1995 and 1994 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

           Depreciation expense decreased 58% to $8,000 principally as a result of the limited expenditures for plant, machinery and equipment during the 1995 quarter and the sale of certain equipment in early 1994.

           General and administrative expenses increased 3% for the nine month period ended September 30, 1995 due to increased travel and other expense relating to the Amax suit.

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)


           Professional fees decreased 15% principally due to the decrease in required legal, accounting and consulting services.

           There were no stock appreciation rights and stock awards expense for the nine month period ending September 30, 1995 because no awards or stock appreciation rights were issued during the period and the Registrant's stock price declined below the exercise price for all outstanding options.

           Exploration expenses declined by $4,000 due to a reduction in lease expense for the Registrant's North Carolina properties.

           Interest and other, net decreased by 81% principally due to the decrease in borrowing during 1995 and offsetting interest income.

           The Registrant commenced sales of its AGI Common Stock in early 1995. The Registrant recorded a gain of approximately $45,000 on sales of AGI Common Stock during the first nine months of 1995. Brokers' fees and commissions were also incurred as a result of the Registrant's sales of AGI Common Stock during the nine months ended September 30, 1995.

           The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. As explained in Note C, the Registrant has not funded these costs since February 1995. Such costs and related amortization amounted to $480,000 for the nine months ended September 30, 1995. This amount is 38% lower than the nine months ended September 30, 1994 due to the reduced expenditures at the Haile Property during 1995.

           The income tax benefit of $77,000 for the nine months ended September 30, 1995 relates to the tax effect of the unrealized gain on securities available-for-sale as discussed in Note E to the accompanying financial statements.

           The Registrant's net loss of $602,000 in the nine months ended September 30, 1995 was due to the factors set forth above.

FINANCIAL CONDITION

           The Registrant's financial condition and liquidity declined in the first nine months of 1995 due primarily to the funding of the costs and expenses of the Venture and various corporate costs without any offsetting revenues. Working capital declined to $2,131,000 at September 30, 1995, compared with $3,065,000 at the end of 1994.

           The Registrant's principal source of liquidity during the nine months ended September 30, 1995 was from the sale of 737,600 shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property. In connection with the exercise of the option, AGI had agreed to lend up to $2,000,000 to the Registrant at the Registrant's request, at the prime rate plus 2%, such loan to be secured by AGI shares having a market value of at least 200% of the amount of the loan (or, if less, all of the AGI shares) and to be repaid upon the earlier of the sale of the shares pursuant to the Registrant's registration rights, AGI's repurchase of the shares in lieu of registration, or expiration of the registration rights (December 31, 1996).

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

The Registrant began borrowing from AGI under this arrangement in October 1993. This loan was paid in full on February 27, 1995. The Registrant also has a credit arrangement with a broker for margin loans on the AGI Common Stock. There was no principal outstanding under this arrangement at September 30, 1995.

           During the first quarter of 1995, the Registrant began selling shares of the AGI Common Stock on the open market and applied a portion of the proceeds of such sales to repayment in full of the loan from AGI and repayment of the outstanding balance due the broker on the margin loans. Through September 30, 1995, the Registrant had sold 737,600 of such shares at an average net price per share of $5.25, and at September 30, 1995 held 262,400 shares of AGI Common Stock with no borrowing against such shares. The market price of AGI Common Stock at September 30, 1995 was $6.00 per share.

           Further sales of or margin loans on the remaining shares of the AGI Common Stock held by the Registrant may be its only source of additional cash for the foreseeable future. Thus, declines in the market price of the AGI Common Stock could adversely affect the Registrant's liquidity.

           The Registrant believes its current cash position and funds available from loans on or dispositions of the AGI Common Stock will provide sufficient capital for its continued operations through the end of 1995, including any amounts it could be required to pay for its share of the 1995 Venture expenses (see Note B to the accompanying financial statements) and any amounts it would ultimately pay or be required to pay on the disputed claim for reallocation of certain Venture expenses described in Note F to the accompanying financial statements. So long as the Registrant is not required to pay the disputed cash calls or the disputed claim described in Note F, such funds should also be sufficient for continual operations through 1996, including the funding required to maintain the pending litigation against AGI. However, the Registrant will need additional financing to develop and commence mining operations at the Haile Property, or if prior to a production decision substantially more expenditures are incurred at the Haile Property for which the Registrant is responsible, or if the Registrant decides to resume its North Carolina exploration program. Additional financing for such purposes could be sought through the issuance of additional shares of the Registrant's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties.
However, the Registrant currently has no commitments for any such additional financing, and there is no assurance that the Registrant could obtain any such additional financing if and when needed.

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

  On May 24,1995 the defendant filed a demand for arbitration with the American Arbitration Association alleging the breach by plaintiffs of obligations under the Venture Agreement and seeking "a declaration of future responsibilities of the parties regarding the [Haile Property]." On May 26, 1995, the defendants filed motions in the state court proceeding to dismiss the complaint. The Registrant has taken the position before both the court and the American Arbitration Association that the dispute is not arbitrable under the terms of the Venture Agreement, and has objected to the arbitration proceedings. The Registrant has also served discovery requests on defendants.

  A hearing on pending motions in the state court proceeding was held on October 5, 1995. On November 2, 1995, the court issued an order dismissing the claims of Piedmont Mining Company, Inc. (but not those of Kershaw Gold Company) against the defendants, and dismissing both plaintiffs' claims for breach of contract against Amax Gold Inc. (but not Kershaw Gold Company's claims against Lancaster Mining Company, Inc. and Haile Mining Company, Inc.), on the grounds that only the subsidiaries of the Registrant and of Amax Gold Inc. are parties to the contract in question. The order also stayed Kershaw Gold Company's claims for breach of contract against the two Amax Gold Inc. subsidiaries pending a determination of arbitrability by the arbitrators. Kershaw Gold Company's claim against Amax Gold Inc. for tortious interference with contract (including the Venture Agreement) was allowed to proceed. Amax Gold Inc.'s motion for a more definite statement of the tortious interference claim was granted. Discovery on the tortious interference claim was also authorized.
The Registrant intends to vigorously prosecute its claims against Amax
Gold Inc. and the two subsidiaries.

  In the meantime, the American Arbitration Association has commenced its proceedings to establish a panel for the arbitration. The Registrant intends to vigorously contest the arbitrability of the dispute on the grounds that disputes subject to arbitration under the Venture Agreement are limited to claims not exceeding $2,000,000, and that the Registrant's claims significantly exceed that amount.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)    Exhibits

     27     Financial Data Schedule (filed in electronic format only)

     (b)    Reports on Form 8-K
            No reports on Form 8-K were filed during the three months ended September 30, 1995.

PIEDMONT MINING COMPANY, INC.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        PIEDMONT MINING COMPANY, INC.



Date: November 13, 1995            By /s/ Robert M. Shields, Jr.
                                      ----------------------------------------
                                      Robert M. Shields, Jr.
                                      Chairman and
                                        Chief Executive Officer




Date: November 13, 1995            By /s/ Thomas L. Ross, III
                                      ---------------------------------------
                                      Thomas L. Ross, III
                                      Secretary and Controller
                                        (Chief Accounting Officer)