Form 10QSB
period 1996-03-31
PIEDMONT MINING CO INC
filed 1996-05-15
CIK 819517

                                 FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(Mark One)


[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                               --------------
                                     OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X      NO
            -----       -----
                    APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          COMMON STOCK, NO PAR VALUE--15,043,869 SHARES OUTSTANDING
                             AS OF MAY 15, 1996

                                    INDEX
PIEDMONT MINING COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                        Page

         Consolidated Condensed Balance Sheets--March 31, 1996                         3
         (unaudited) and December 31, 1995


         Consolidated Condensed Statements of Operations (unaudited)--                 4
         Three months ended March 31, 1996 and March 31, 1995

         Consolidated Condensed Statements of Cash Flows                               5
         (unaudited)--Three months ended March 31, 1996 and
         March 31, 1995

         Notes to Consolidated Condensed Financial Statements                          6
         (unaudited)--March 31, 1996


Item 2.    Management's Discussion and Analysis of                                    10
           Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                                          14


SIGNATURES                                                                            15

PIEDMONT MINING COMPANY, INC
PART I.  FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS                                                At                             At
                                                                          March 31                     December 31
                                                                            1996                           1995
                                                                         -----------                    -----------
                                                                         (unaudited)
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including
  $0 and $0 relating to the
  Haile Mining Venture)                                               $     607,000                   $    782,000
  Investment in Amax Gold common stock (Note B)                           1,656,000                      1,830,000
  Accounts receivable                                                        28,000                         28,000
                                                                      -------------                   ------------
          TOTAL CURRENT ASSETS                                            2,291,000                      2,640,000

PROPERTY AND EQUIPMENT (including $237,000
  and $245,000 relating to the Haile
   Mining Venture)                                                          275,000                        286,000

OTHER ASSETS
  Deferred costs, net of accumulated
   amortization (including $1,536,000 relating
   to the Haile Mining Venture)                                           1,754,000                      1,754,000
  Other                                                                       4,000                          4,000
                                                                      -------------                   ------------
                TOTAL OTHER ASSETS                                        1,758,000                      1,758,000
                                                                      -------------                   ------------

                     TOTAL ASSETS                                         4,324,000                   $  4,684,000
                                                                      =============                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable (including $295,000 and
   $234,000 relating to Haile Mining Venture)                         $     375,000                   $    288,000
  Accrued venture costs (Note C)                                            371,000                        315,000
  Accrued salaries and wages                                                  6,000                          9,000
  Accrued arbitration award (Note E)                                      1,370,000                      1,370,000
      TOTAL CURRENT LIABILITIES                                       -------------                   ------------
                                                                          2,122,000                      1,982,000


ACCRUED RECLAMATION COSTS                                                   125,000                        125,000
                                                                      -------------                   ------------

DEFERRED GAIN                                                             7,019,000                      7,019,000
  Less accumulated amortization                                          (6,465,000)                    (6,341,000)
                                                                      -------------                   ------------
                                                                            554,000                        678,000
SHAREHOLDERS' EQUITY
  Common Stock                                                           11,157,000                     11,157,000
  Contributed capital                                                       317,000                        317,000
  Accumulated deficit                                                   (10,190,000)                    (9,882,000)
  Unrealized gain on available-for-sale
   securities (Note C)                                                      239,000                        307,000
                                                                      -------------                   ------------
       TOTAL SHAREHOLDERS' EQUITY
                                                                          1,523,000                      1,899,000
                                                                      -------------                   -------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                                     $   4,324,000                   $  4,684,000
                                                                      =============                   ============

            See notes to consolidated condensed financial statements

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ----------------------------
                                                                          1996              1995

NET SALES                                                              $    -0-         $    -0-

COST OF SALES:
  Depreciation expense                                                      2,000            2,000
  Haile Mining Venture expenses                                           124,000          141,000
  Amortization of deferred gain                                          (124,000)        (141,000)
                                                                       ----------       ----------

                                                                            2,000            2,000
                                                                       ----------       ----------

  GROSS LOSS FROM OPERATIONS                                                2,000            2,000

OTHER (INCOME) EXPENSES:
  General and administrative                                              168,000          141,000
  Exploration                                                               2,000            5,000
  Professional fees                                                       132,000           55,000
  Interest and other, net                                                  (7,000)          23,000
  Loss (Gain) on sale of stock                                            (35,000)          94,000
  Brokers fees and commissions                                              1,000           31,000
                                                                       ----------       ----------

                                                                          261,000          349,000
                                                                       ----------       ----------

  LOSS BEFORE INCOME TAXES                                                263,000          351,000

  Income tax provision (benefit)                                           45,000          (62,000)
                                                                       ----------       ----------

  NET LOSS                                                             $  308,000       $  289,000
                                                                       ==========       ==========


NET LOSS PER COMMON SHARE                                              $      .02       $      .02
                                                                       ==========       ==========

CASH DIVIDENDS PER SHARE                                                  None             None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                             15,043,869       15,043,869
                                                                       ==========       ==========


           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -------------------------------
                                                                               1996               1995
OPERATING ACTIVITIES
  Net loss                                                                $  (308,000)       $  (289,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                             11,000              7,000
      Amortization of deferred gain                                          (124,000)          (141,000)
      Deferred income tax (benefit) expense                                    45,000            (77,000)
      (Gain) Loss on sale of assets                                           (35,000)            91,000
      Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable
        and accrued expenses                                                  141,000              9,000
       Other                                                                    -0-               (4,000)
                                                                          -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (270,000)          (404,000)
                                                                          -----------        -----------

INVESTING ACTIVITIES
  Proceeds from sales of land, property and equipment                           -0-                3,000
  Proceeds from sales of Amax Stock                                            95,000          2,597,000
                                                                          ------------        ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                      95,000          2,600,000
                                                                          -----------        -----------

FINANCING ACTIVITIES
  Payments on short-term debt                                                   -0-           (2,197,000)
                                                                          -----------        -----------

NET CASH USED IN FINANCING ACTIVITIES                                           -0-           (2,197,000)
                                                                          -----------        -----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                      (175,000)            (1,000)

Cash and Cash equivalents at beginning of period                              782,000             91,000
                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   607,000         $   90,000
                                                                          ===========         ===========




           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1995.

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

On May 1, 1992, AGI through its wholly-owned subsidiary, Lancaster Mining Company, Inc., exercised its option and acquired a 62.5% undivided interest in the Registrant's Haile Property. Upon the exercise of the option, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI's common stock (AGI Common Stock), of which the Registrant has 240,900 shares remaining at March 31, 1996. The closing price of AGI Common Stock on the New York Stock Exchange was $6.875 on March 31, 1996.

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

The 1995 program and budget included total Venture expenditures of approximately $1,010,000, or which the Registrant's 37.5% share was approximately $378,750. The 1996 program and budget calls for total Venture expenditures of approximately $1,080,000, of which the Registrant's 37.5% share is approximately $405,000.

The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $124,000 relating to costs incurred during the three month period ended March 31, 1996. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI and certain of its affiliates, claiming, among other things, that AGI's failure to implement the 1994 program and budget was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking damages. The Registrant intends to vigorously pursue its claims. (See Part II, Item 1 -- Legal Proceedings)

The failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay a decision whether to commence production at the Haile property. Preliminary estimates of the total costs of developing and commencing operations, based upon the Preliminary Feasibility Study prepared by AGI in December 1991 pursuant to the Option and Earn-In Agreement, ranged up to approximately $80,000,000, of which the Registrant's 37.5% share could range up to approximately $30,000,000.

NOTE C - ACCRUED VENTURE COSTS

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

The cash calls for March 1995 through March 1996 are reflected as accrued venture costs on the Registrant's balance sheet at March 31, 1996 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the three months ended March 31, 1996. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

NOTE D - INVESTMENT IN AMAX GOLD COMMON STOCK

Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"), the Registrant records its investment in AGI common shares at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity.

In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. On February 27, 1995 the Registrant paid AGI $1,248,000, representing the entire balance of an outstanding loan from AGI, from the proceeds of the sale of a portion of the shares of AGI Common Stock held by the Registrant. In addition, the Registrant repaid a brokers' loan in the first quarter of 1995 with $949,000 of such proceeds. During the first quarter of 1996 the Registrant sold 11,500 shares of the AGI Common Stock resulting in a gain of $35,000. At March 31, 1996, the Registrant held 240,900 shares of the AGI Common Stock. The closing price of AGI's Common Stock on the New York Stock Exchange on March 31, 1996 was $6.875 per share.

The Registrant has substantial deferred tax assets relating principally to net operating loss carryforwards which are available to offset taxable income generated upon the future disposition of the AGI shares. Based on the Registrant's evaluation of the realizability of its deferred tax assets, the Registrant has recorded a valuation allowance to reduce deferred tax assets to an amount equal to its deferred tax liabilities. As of March 31, 1996, a deferred income tax liability relating to the unrealized gain on securities available-for-sale, in the amount of approximately $152,000, has been recorded as a reduction in the unrealized gain. This deferred tax liability decreased by $45,000 during the quarter ending March 31, 1996. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the decrease in this deferred income tax liability resulted in a corresponding $45,000 increase in the Registrant's valuation allowance against deferred tax assets. In accordance with FAS 109, the tax expense relating to the increase of the valuation allowance has been recorded in the statement of operations. In the event that the unrealized gain on investment securities decreases in the future, the Registrant may be required to increase the valuation allowance through a provision for income taxes.

NOTE E - CONTINGENCIES

Pursuant to the Option and Earn-In Agreement, the Venture Agreement between the subsidiaries of the Registrant and AGI that are the Venture participants, and certain related agreements, the Registrant and its subsidiary have agreed to indemnify AGI and its affiliates from all environmental and other liabilities arising from matters occurring or existing at the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations of the Registrant and its subsidiary from March 15, 1991 to July 1, 1992 (the date of formation of the Venture ).

Venture expenditures incurred from its formation through December 31, 1995 total approximately $11,505,000 of which the Registrant has paid its 37.5% share through February 1995. AGI has identified approximately $2,198,000 of these Venture expenditures through March 31, 1996 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995 and $65,000 for
the first three months of 1996) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid its 37.5% share of such costs through December 31, 1994 (which total approximately $617,000), but has not paid the remaining 62.5% of such costs through December 31, 1994. Furthermore, the Registrant has not paid any of these costs since January 1995 due to the pending litigation. The Registrant has disputed such cost reallocation, and the total amount claimed by AGI through March 31, 1996 is approximately $1,581,000 and is increasing every month. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. AGI has also taken the position that the Registrant will be responsible for 100% of similar ongoing expenses in the future. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

The Registrant has disputed the cost reallocation asserted by AGI and arbitration proceedings were commenced by AGI in May 1995. On March 5, 1996 an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. The award calls for the Registrant to pay approximately $1,370,000 of the disputed expenses to a subsidiary of AGI. In addition, approximately $33,000 administrative expenses are to be borne by the Registrant. The Registrant has filed a motion to stay the confirmation proceeding and has also filed a cross motion to vacate the arbitration award. See Part II, Item 1 -- Legal Proceedings. The award has been accrued as of December 31, 1995 and has been fully offset by amortization of the deferred gain in the statement of operations for the year ended December 31, 1995.

The Registrant has not funded its share of the Venture's expenditures since February 1995 as a result of litigation commenced against AGI in March 1995, but such costs have been accrued. AGI has indicated that it intends to activate the dilution of interest provisions of the Venture Agreement as a result of the Registrant's failure to pay its share of Venture expenditures since March 1995. Dilution of the Registrant's interest in the Venture, if any, would result in a proportionate adjustment to the accounts in the Registrant's balance sheet relating to the Venture.

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI claiming, among other things, that AGI's failure to implement the approved 1994 Program and Budget for the Venture was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking actual and punitive damages. Discovery is to be completed on or before June 15, 1996 and trial is scheduled to commence with the term of the Court beginning on July 8, 1996. See Part II, Item 1 -- Legal Proceedings. No amounts have been recorded in the accompanying financial statements relating to this gain contingency.

PIEDMONT MINING COMPANY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

     The Registrant's principal operations prior to mid-1992, other than its exploration activities, were mining and production of gold at the Haile Property, which accounted for most of the Registrant's revenues to date. On March 15, 1991, the Registrant entered into an Option and Earn-In Agreement with Amax Gold Inc. (AGI) pursuant to which AGI was granted an option to acquire a 62.5% undivided interest in the Haile Property. In connection with its entering into the Option and Earn-In Agreement and AGI's exploration activities at the Haile Property during the option period thereunder, the Registrant began to phase out its shallow, open-pit mining operations at the Haile Property in March 1991 and suspended mining and hauling in August 1991. AGI exercised its option on May 1, 1992, and the Registrant and AGI formed the Venture on July 1, 1992 to further explore, evaluate, and, if warranted, develop and operate a large-scale mining operation at the Haile Property. The Registrant has an undivided 37.5% interest in the Venture's assets, liabilities, costs and revenues. Recovery and production of gold from the leaching of ore previously mined continued until July 1, 1992 for the account of the Registrant until the formation of the Venture on July 1, 1992, after which AGI commenced taking its 62.5% of the gold production.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.

     There were no sales for the three months ended March 31, 1996 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

     There were no mine operating expenses for the three months ended March 31, 1996 due to the suspension of mining in 1991 and production in 1992.

     Depreciation expense remained unchanged at $2,000 because machinery and equipment purchases were offset by fixed assets being fully depreciated.

     General and administrative expenses increased 19% principally due to reduced office personnel expenses offset by increased franchise and intangible tax payments.

     Professional fees increased 140% principally due to the increase in required legal expense primarily as a result of the pending litigation against AGI.

     Exploration expenses declined 60% to $2,000 due to a decline in the Registrant's North Carolina property lease expense.

     Interest and other, net was $7,000 of interest income for the first three months of 1996 compared to $23,000 of interest expense for the first three months of 1995. This was a result of no borrowings in 1996, while earning interest income on cash investments.

     The Registrant recorded a gain of approximately $35,000 on AGI stock sold during the first three months of 1996, compared to a loss of $94,000 in the prior year quarter.

PIEDMONT MINING COMPANY, INC.
THREE MONTHS COMPARISON (cont.)

     As a result of the Registrant's reduced AGI stock sales for the three months ending March 31, 1996, brokers fees and commissions were $1,000 compared to $31,000 in 1995.

     The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $124,000 for the three months ended March 31, 1996. This amount is 12% lower than the three months ended March 31, 1995 due to the lack of exploration expenditures and the maintenance status of the property.

     The Registrant recorded a deferred income tax provision of $45,000 for the three months ended March 31, 1996 relating principally to a increase in the valuation allowance against deferred income tax assets. This increase was directly attributable to accounting for the unrealized gain on the AGI Common Stock as further discussed in Note D. The offsetting tax benefit relating to a reduction of the deferred tax liability associated with the unrealized gain on the AGI Common Stock is recorded as an adjustment to shareholder's equity.

     The Registrant's net loss of $308,000 in the first quarter ended March 31, 1996 was due to the factors set forth above.

FINANCIAL CONDITION

     The Registrant's financial condition and liquidity continued to decline in the first three months of 1996 due primarily to the accrual of its 37.5% share of the costs and expenses of the Venture and the funding of various corporate and legal costs without any offsetting revenues. In addition, the Registrant has accrued effective December 31, 1995 $1,370,000 for the arbitration award entered against it in March 1996 as discussed in Part II, Item 1 -- Legal Proceedings, and Note E to the accompanying financial statements. Working capital declined to $169,000 at March 31, 1996, compared with $658,000 at the end of 1995.

     The Registrant's principal source of liquidity since the beginning of 1995 has been the sale of some of the shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property which the Registrant began to liquidate in January of 1995. Proceeds from the sale of such shares were also used to repay previous borrowings against such shares made in 1993 and 1994. At March 31, 1996, the Registrant held 240,900 shares of AGI Common Stock and had approximately $607,000 in cash and cash equivalents. Further sales of or margin loans on the remaining shares of the AGI Common Stock held by the Registrant may be its only source of additional cash for the foreseeable future. Thus, further declines in the market price of the AGI Common Stock could severely affect the Registrant's liquidity. The closing price of AGI Common Stock on the New York Stock Exchange on March 31, 1996 was $6.875.

     The continued deterioration in the Registrant's cash position during the first three months of 1996 and increasing litigation costs have resulted in uncertainty whether the Registrant would be able to fund its ongoing corporate and legal expenses through the end of 1996 if the Registrant is required to pay the $1,370,000 arbitration award in favor of AGI before there is a satisfactory resolution of the Registrant's claims against AGI in its pending litigation. (See Part II, Item 1 - Legal

PIEDMONT MINING COMPANY, INC.
FINANCIAL CONDITION (CONT.)

Proceedings.) The Registrant is vigorously pursuing its motions to stay or vacate the arbitration award, but on April 26, 1996 the Magistrate Judge to whom the Registrant's motions were referred entered a report to the Court recommending that the motions be denied and that judgement be entered against the Registrant on the arbitration award. The Registrant has filed objections and exceptions to the Magistrate Judge's report and has requested oral argument, but a ruling by the Court could be imminent. If a judgement is entered on the arbitration award prior to resolution of the Registrant's claims against AGI and the Registrant determines that enforcement of such judgement would impair its ability to prosecute its claims against AGI, it may be necessary for the Registrant to seek protection under the Federal Bankruptcy Code to stay enforcement of the award.

     Even if the Registrant is not ultimately required to pay the arbitration award to AGI or the enforcement of the arbitration award is stayed pending resolution of the Registrant's claims against AGI, the Registrant will need additional financing if the Haile Mining Venture decides to develop and commence mining operations at the Haile Property pursuant to the Venture Agreement, or if prior to a production decision the Venture incurs substantially more expenditures for which the Registrant is responsible. Additional financing for such purposes could be sought through the issuance of additional shares of the Registrant's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Registrant currently has no commitments for any such additional financing, and there is no assurance that the Registrant could obtain any such additional financing if and when needed.

     If a production decision is made by the Haile Mining Venture, the Registrant's share of the Venture's total costs of developing and commencing mining operations at the Haile Property, as estimated in the Preliminary Feasibility Study prepared in December 1991 by AGI pursuant to the Option and Earn-In Agreement, could be as great as $30,000,000, depending upon the nature, size and scope of the operations and other variables, which have not yet been determined. Although the Registrant and AGI agreed in their Venture Agreement to seek project financing for the development of the Haile Property if a production decision is made, there is no assurance that project financing will be available and the Registrant may be required to seek its own separate financing.

PIEDMONT MINING COMPANY, INC.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

     On March 29, 1995, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., as plaintiffs, filed a complaint in the Court of Common Pleas for Lancaster County, South Carolina (Case No. 95-155) against Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., alleging breach of contract by defendants Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., and tortious interference with contractual rights by defendant Amax Gold Inc. The complaint asked for actual and punitive damages as the Court and jury shall determine. A trial by jury has been demanded.

     A hearing on pending motions in the state court proceeding was held on October 5, 1995. On November 2, 1995, the court issued an order dismissing the claims of Piedmont Mining Company, Inc. (but not those of Kershaw Gold Company) against the defendants, and dismissing both plaintiffs' claims for breach of contract against Amax Gold Inc. (but not Kershaw Gold Company's claims against Lancaster Mining Company, Inc. and Haile Mining Company, Inc.), on the grounds that only the subsidiaries of the Registrant and of Amax Gold Inc. are parties to the contract in question. The order also stayed Kershaw Gold Company's claims for breach of contract against the two Amax Gold Inc. subsidiaries pending a determination of arbitrability by the arbitrators. Kershaw Gold Company's claim against Amax Gold Inc. for tortious interference with contract (including the Venture Agreement) was allowed to proceed. Amax Gold Inc.'s motion for a more definite statement of the tortious interference claim was granted. Discovery on the tortious interference claim was also authorized.
The Registrant intends to vigorously prosecute its claims against Amax Gold Inc. and the two subsidiaries. The Registrant timely moved for reconsideration of the court's November 2, 1995 order. To date no hearing or ruling has occurred with respect to such motion.

     Following the court's November 2, 1995, order, the defendant, Amax Gold Inc., removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. Discovery is proceeding and the court has issued a scheduling order that the case may be called for trial during the term of court beginning July 8, 1996.

     On May 24, 1995, the defendant filed a demand for arbitration with the American Arbitration Association alleging a breach by plaintiffs of obligations under the Venture Agreement. The defendant sought to recover costs incurred, and has taken the position that "future costs are not waived, but are specifically preserved." The Registrant has taken the position before both the court and the American Arbitration Association that the dispute is not arbitrable under the terms of the Venture Agreement, and objected to the arbitration proceedings. Nevertheless, the arbitration proceedings were conducted in early 1996 before an arbitration panel of the American Arbitration Association.

     On March 5, 1996, the arbitration panel rendered an award calling for the Registrant to pay approximately $1,370,000 of the disputed expenses to a subsidiary of AGI. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, are to be borne equally by the parties. On or about March 6, 1996, Lancaster moved in the Federal District Court to have the order of the arbitrators confirmed in order to make such award a judgment of the court. On or about April 4, 1996, the Registrant filed a motion in the Federal District Court to stay the confirmation proceeding and a cross-motion to vacate the arbitration award. The Registrant is vigorously pursuing its motions to stay or vacate the arbitration award, but on April 26, 1996 the Magistrate Judge to whom the Registrant's motions were referred entered a report to the Court recommending that the motions be denied and that judgement be entered against the Registrant on the arbitration award. The Registrant has filed objections and exceptions to the Magistrate Judge's report and has requested oral argument, but a ruling by the Court could be imminent. If a judgement is entered on the arbitration award prior to resolution of the Registrant's claims against AGI and the Registrant determines that enforcement of such judgement would impair its ability ton continue its operations and to prosecute its claims against AGI, it may be necessary for the Registrant to seek protection under the Federal Bankruptcy Code to stay enforcement of the award.

     The expenses that are the subject of the arbitration award are reflected as current liabilities on the Registrant's financial statements.


Item 6.  Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  27  Financial Data Schedule (filed in electronic format only)

           (b) Reports on Form 8-K No reports on Form 8-K were filed during the three months ended March 31, 1996.

PIEDMONT MINING COMPANY, INC.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        PIEDMONT MINING COMPANY, INC.




Date: May 14, 1996             By  /s/ Robert M. Shields, Jr.
                                  ----------------------------------
                                       Robert M. Shields, Jr.
                                       Chairman and
                                         Chief Executive Officer




Date: May 14, 1996             By /s/ Thomas L. Ross, III
                                  ----------------------------------
                                      Thomas L. Ross, III
                                      Secretary and Controller
                                      (Chief Accounting Officer)

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.


                                   EXHIBITS
                                    Item 6

                                 FORM 10-QSB
                                QUARTERLY REPORT



For the quarter ended                                  Commission File Number
   March 31, 1996                                              0-16436



                        PIEDMONT MINING COMPANY, INC.

                                EXHIBIT INDEX

                                                                Sequentially
Exhibit                                                            Numbered
Number     Exhibit Description                                       Page
- ------     -------------------                                   ------------
27         Financial Data Schedule (filed in electronic               N/A
           format only)