Form 10QSB/A
period 1996-03-31
PIEDMONT MINING CO INC
filed 1996-08-12
CIK 819517

                                 FORM 10-QSB/A
                                Amendment No. 1
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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X      NO
           -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           COMMON STOCK, NO PAR VALUE--15,043,869 SHARES OUTSTANDING
                               AS OF MAY 15, 1996

PIEDMONT MINING COMPANY, INC
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                           At                    At
                                                                        March 31             December 31
                                                                          1996                  1995
                                                                       -----------           -----------
                                                                       (unaudited)
CONSOLIDATED CONDENSED BALANCE SHEETS
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including
    $0 and $0 relating to the
    Haile Mining Venture)                                             $    607,000          $    782,000
  Investment in Amax Gold common stock (Note B)                          1,656,000             1,830,000
  Accounts receivable                                                       28,000                28,000
                                                                      ------------          ------------
          TOTAL CURRENT ASSETS                                           2,291,000             2,640,000

PROPERTY AND EQUIPMENT (including $237,000
   and $245,000 relating to the Haile
   Mining Venture)                                                         275,000               286,000

OTHER ASSETS
   Deferred costs, net of accumulated
     amortization (including $1,536,000 relating
     to the Haile Mining Venture)                                        1,754,000             1,754,000
   Other                                                                     4,000                 4,000
                                                                      ------------          ------------
         TOTAL OTHER ASSETS                                              1,758,000             1,758,000
                                                                      ------------          ------------
              TOTAL ASSETS                                            $  4,324,000          $  4,684,000
                                                                      ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (including $295,000 and
    $234,000 relating to Haile Mining Venture)                        $    375,000          $    288,000
  Accrued venture costs (Note C)                                           371,000               315,000
  Accrued salaries and wages                                                 6,000                 9,000
  Accrued arbitration award (Note E)                                     1,370,000             1,370,000
                                                                      ------------          ------------
         TOTAL CURRENT LIABILITIES                                       2,122,000             1,982,000
                                                                      ------------          ------------

ACCRUED RECLAMATION COSTS                                                  125,000               125,000
                                                                      ------------          ------------

DEFERRED GAIN                                                            7,019,000             7,019,000
  Less accumulated amortization                                         (6,465,000)           (6,341,000)
                                                                      ------------          ------------
                                                                           554,000               678,000
SHAREHOLDERS' EQUITY
  Common Stock                                                          11,157,000            11,157,000
  Contributed capital                                                      317,000               317,000
  Accumulated deficit                                                  (10,190,000)           (9,882,000)
  Unrealized gain on available-for-sale
   securities (Note C)                                                     239,000               307,000
                                                                      ------------          ------------
         TOTAL SHAREHOLDERS' EQUITY                                      1,523,000             1,899,000
                                                                      ------------          ------------
             TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                                   $  4,324,000          $  4,684,000
                                                                      ============          ============

            See notes to consolidated condensed financial statements

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       ---------------------------
                                                                          1996             1995
NET SALES                                                              $    -0-         $    -0-

COST OF SALES:
  Depreciation expense                                                      2,000            2,000
  Haile Mining Venture expenses                                           124,000          141,000
  Amortization of deferred gain                                          (124,000)        (141,000)
                                                                       ----------       ----------
                                                                            2,000            2,000
                                                                       ----------       ----------
    GROSS LOSS FROM OPERATIONS                                              2,000            2,000

OTHER (INCOME) EXPENSES:
  General and administrative                                              168,000          156,000
  Exploration                                                               2,000            5,000
  Professional fees                                                       132,000           55,000
  Interest and other, net                                                  (7,000)          23,000
  Loss (Gain) on sale of stock                                            (35,000)          94,000
  Brokers fees and commissions                                              1,000           31,000
                                                                       ----------       ----------
                                                                          261,000          364,000
                                                                       ----------       ----------
    LOSS BEFORE INCOME TAXES                                              263,000          366,000

  Income tax provision (benefit)                                           45,000         (120,000)
                                                                       ----------       ----------
    NET LOSS                                                           $  308,000       $  246,000
                                                                       ==========       ==========
NET LOSS PER COMMON SHARE                                              $      .02       $      .02
                                                                       ==========       ==========
CASH DIVIDENDS PER SHARE                                                  None             None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                             15,043,869       15,043,869
                                                                       ==========       ==========


           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                             1996             1995
OPERATING ACTIVITIES
  Net loss                                                                $ (308,000)      $ (246,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                            11,000            7,000
      Amortization of deferred gain                                         (124,000)        (141,000)
      Deferred income tax (benefit) expense                                   45,000         (120,000)
      (Gain) Loss on sale of assets                                          (35,000)          91,000
      Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable
         and accrued expenses                                                141,000            9,000
        Other                                                                  -0-             (4,000)
                                                                          ----------       ----------

NET CASH USED IN OPERATING ACTIVITIES                                       (270,000)        (404,000)
                                                                          ----------       ----------

INVESTING ACTIVITIES
  Proceeds from sales of land, property and equipment                          -0-              3,000
  Proceeds from sales of Amax Stock                                           95,000        2,597,000
                                                                          ----------       ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                     95,000        2,600,000
                                                                          ----------       ----------
FINANCING ACTIVITIES
  Payments on short-term debt                                                  -0-         (2,197,000)
                                                                           ----------      ----------

NET CASH USED IN FINANCING ACTIVITIES                                          -0-         (2,197,000)
                                                                          ----------       ----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                     (175,000)          (1,000)

Cash and Cash equivalents at beginning of period                             782,000           91,000
                                                                          ----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  607,000       $   90,000
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

     General and administrative expenses increased 7.7% principally due to reduced office personnel expenses offset by increased franchise and intangible tax payments.

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

     The continued deterioration in the Registrant's cash position during the first three months of 1996 and increasing litigation costs have resulted in uncertainty whether the Registrant would be able to fund its ongoing corporate and legal expenses through the end of 1996 if the Registrant is required to pay the $1,370,000 arbitration award in favor of AGI before there is a satisfactory resolution of the Registrant's

PIEDMONT MINING COMPANY, INC.
THREE MONTHS COMPARISON (CONT.)

claims against AGI in its pending litigation. (See Part II, Item 1- Legal Proceedings.) The Registrant is vigorously pursuing its motions to stay or vacate the arbitration award, but on April 26, 1996 the Magistrate Judge to whom the Registrant's motions were referred entered a report to the Court recommending that the motions be denied and that judgement be entered against the Registrant on the arbitration award. The Registrant has filed objections and exceptions to the Magistrate Judge's report and has requested oral argument, but a ruling by the Court could be imminent. If a judgement is entered on the arbitration award prior to resolution of the Registrant's claims against AGI and the Registrant determines that enforcement of such judgement would impair its ability to prosecute its claims against AGI, it may be necessary for the Registrant to seek protection under the Federal Bankruptcy Code to stay enforcement of the award.

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

PIEDMONT MINING COMPANY, INC.
FINANCIAL CONDITION (CONT.)



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PIEDMONT MINING COMPANY, INC.



Date: August 12, 1996                 By  /s/ Thomas L. Ross, III
                                          --------------------------
                                          Thomas L. Ross, III
                                          Secretary and Controller
                                          (Chief Accounting Officer)