Form 10QSB
period 1996-06-30
PIEDMONT MINING CO INC
filed 1996-08-14
CIK 819517

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

           COMMON STOCK, NO PAR VALUE--15,043,869 SHARES OUTSTANDING
                              AS OF AUGUST 1, 1996

                                     INDEX
PIEDMONT MINING COMPANY, INC.
PART I.  FINANCIAL INFORMATION

                                                                                      Page
Item 1.       Financial Statements.
              Consolidated Condensed Balance Sheets--June 30, 1996                     3
              (unaudited) and December 31, 1995

              Consolidated Condensed Statements of Operations (unaudited)--            4
              Three months ended June 30, 1996 and June 30, 1995---
              Six months ended June 30, 1996 and June 30, 1995

              Consolidated Condensed Statements of Cash Flows                          5
              (unaudited)--Six months ended June 30, 1996 and
              June 30, 1995

              Notes to Consolidated Condensed Financial Statements                     6
              (unaudited)--June 30, 1996


Item 2.       Management's Discussion and Analysis of                                 10
              Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                       14

Item 4.       Submission of Matters to A Vote of Security Holders                     15

Item 6.       Exhibits and Reports on Form 8-K.                                       15

SIGNATURES                                                                            16



PIEDMONT MINING COMPANY, INC
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          At             At
                                                                        June 30     December 31
                                                                          1996           1995
                                                                      -----------   ------------
                                                                      (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including $0 and
   $0 relating to the Haile Mining Venture)                        $    536,000    $   782,000
  Investment in Amax Gold common stock (Note B)                       1,058,000      1,830,000
  Accounts receivable                                                    28,000         28,000
  Other                                                                   4,000          -0-
                                                                   ------------    -----------
          TOTAL CURRENT ASSETS                                        1,626,000      2,640,000

PROPERTY AND EQUIPMENT (including $230,000
   and $245,000 relating to the Haile
   Mining Venture)                                                      269,000        286,000

OTHER ASSETS
  Deferred costs, net of accumulated
   amortization of $3,377,000 (including
   $1,536,000 relating to the Haile Mining
   Venture)                                                           1,754,000      1,754,000
  Other                                                                   4,000          4,000
                                                                   ------------    -----------
          TOTAL OTHER ASSETS                                          1,758,000      1,758,000
                                                                   ------------    -----------
                      TOTAL ASSETS                                 $  3,653,000    $ 4,684,000
                                                                   ============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (including $369,000 and
   $234,000 relating to Haile Mining Venture)                      $    383,000    $   288,000
  Accrued venture costs (Note C)                                        498,000        315,000
  Accrued salaries and wages                                             13,000          9,000
  Accrued arbitration award (Note E)                                  1,370,000      1,370,000
                                                                   ------------    -----------
          TOTAL CURRENT LIABILITIES                                   2,264,000      1,982,000
                                                                   ------------    -----------

ACCRUED RECLAMATION COSTS                                               125,000        125,000
                                                                   ------------    -----------

DEFERRED GAIN                                                         7,019,000      7,019,000
  Less accumulated amortization                                       6,674,000      6,341,000
                                                                   ------------    -----------
                                                                        345,000        678,000
SHAREHOLDERS' EQUITY
  Common Stock                                                       11,157,000     11,157,000
  Contributed capital                                                   317,000        317,000
  Accumulated deficit                                               (10,584,000)    (9,882,000)
  Unrealized gain on available-for-sale
   securities (Note C)                                                   29,000        307,000
                                                                   ------------    -----------
          TOTAL SHAREHOLDERS' EQUITY                                    919,000      1,899,000
                                                                   ------------    -----------

                      TOTAL LIABILITIES AND
                       SHAREHOLDERS' EQUITY                        $  3,653,000    $ 4,684,000
                                                                   ============    ===========

           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Three Months Ended                 Six Months Ended
                                                                 June 30                           June 30
                                                         ----------------------            ------------------------
                                                            1996        1995                  1996         1995
                                                         ----------  ----------            ----------    ----------
NET SALES                                                $    -0-    $    -0-              $  -0-        $    -0-

COST OF SALES:
 Depreciation expense                                         3,000       3,000                 5,000         5,000
 Haile Mining Venture expenses (Notes B,C)                  202,000     193,000               333,000       334,000
 Amortization-deferred gain (Notes B,C)                    (202,000)   (193,000)             (333,000)     (334,000)
                                                         ----------  ----------            ----------    ----------
                                                              3,000       3,000                 5,000         5,000
                                                         ----------  ----------            ----------    ----------

       GROSS LOSS FROM OPERATIONS                             3,000       3,000                 5,000         5,000
OTHER (INCOME) EXPENSES:
 General and administrative                                 142,000     170,000               310,000       326,000
 Stock appreciation rights and awards                          -0-         -0-                 -0-            -0-
 Exploration                                                  2,000        -0-                  4,000         5,000
 Professional fees                                          185,000      53,000               317,000       108,000
 Interest and other, net                                     (6,000)     (1,000)              (13,000)       22,000
 Gain on sale of stock                                      (68,000)     19,000              (104,000)      113,000
 Brokers fees and commissions                                 3,000      10,000                 4,000        41,000
                                                         ----------  ----------            ----------    ----------

                                                            258,000     251,000               518,000       615,000
                                                         ----------  ----------            ----------    ----------

       LOSS BEFORE INCOME TAXES                             261,000     254,000               523,000       620,000


 Income tax benefit (provision)                            (134,000)    (48,000)             (178,000)       72,000
                                                         ----------  ----------            ----------    ----------

       NET LOSS                                          $  395,000  $  302,000            $  701,000    $  548,000
                                                         ----------  ----------            ----------    ----------


NET LOSS PER COMMON SHARE                                $      .03  $      .02            $      .05    $      .04
                                                         ==========  ==========            ==========    ==========

CASH DIVIDENDS PER SHARE                                       None        None                  None          None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                               15,043,869  15,043,869            15,043,869    15,043,869
                                                         ==========  ==========            ==========    ==========


           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                               ----------------------
                                                                                   1996        1995
                                                                               ----------   -----------
OPERATING ACTIVITIES
  Net loss                                                                      $(701,000)  $  (548,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                 20,000        18,000
      Amortization of deferred gain                                              (333,000)     (334,000)
      Deferred income tax (benefit) expense                                       178,000       (72,000)
      Compensation recorded with respect to
       stock appreciation rights and stock awards                                   -0-          -0-
      (Gain) Loss on sale of assets                                              (104,000)      110,000
      Changes in operating assets and liabilities:
        Decrease in income taxes receivable                                         -0-          -0-
        Increase (decrease) in accounts payable
         and accrued expenses                                                     282,000       158,000
        Other                                                                      (4,000)       (3,000)
                                                                                ---------   -----------

NET CASH USED IN OPERATING ACTIVITIES                                            (662,000)     (671,000)
                                                                                ---------   -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                                                 -0-         -0-
  Proceeds from sales of land, property and equipment                                -0-          3,000
  Proceeds from sales of Amax Gold Inc. stock                                     416,000     3,548,000
                                                                                ---------   -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         416,000     3,551,000
                                                                                ---------   -----------

FINANCING ACTIVITIES
  Proceeds from note payable to Amax Gold Inc.                                       -0-         -0-
  Proceeds from broker margin loan                                                   -0-         -0-
  Payments on short-term debt                                                        -0-     (2,197,000)
                                                                                ---------   -----------

NET CASH USED IN FINANCING ACTIVITIES                                                -0-     (2,197,000)
                                                                                ---------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (246,000)      683,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  782,000        91,000
                                                                                ---------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 536,000   $   774,000
                                                                                =========   ===========



           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1995.

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

On May 1, 1992, AGI through its wholly-owned subsidiary, Lancaster Mining Company, Inc., exercised its option and acquired a 62.5% undivided interest in the Registrant's Haile Property. Upon the exercise of the option, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI's common stock (AGI Common Stock), of which the Registrant has 192,300 shares remaining at June 30, 1996. The closing price of AGI Common Stock on the New York Stock Exchange was $5.50 on June 30, 1996.

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

The 1995 program and budget included total Venture expenditures of approximately $1,010,000, of which the Registrant's 37.5% share was approximately $378,750. The 1996 program and budget calls for total Venture expenditures of approximately $1,080,000, of which the Registrant's 37.5% share is approximately $405,000.

The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $333,000 relating to costs incurred during the six month period ended June 30, 1996. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI and certain of its affiliates, claiming, among other things, that AGI's failure to implement the 1994 program and budget was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking damages. The Registrant intends to vigorously pursue its claims. (See Part II, Item 1 Legal Proceedings)

The failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay a decision whether to commence production at the Haile property. Preliminary estimates of the total costs of developing and commencing operations, based upon the Preliminary Feasibility Study prepared by AGI in December 1991 pursuant to the Option and Earn-In Agreement, ranged up to approximately $80,000,000, of which the Registrant's 37.5% share could range up to approximately $30,000,000.

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

The cash calls for March 1995 through June 1996 are reflected as accrued venture costs on the Registrant's balance sheet at June 30, 1996 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the six months ended June 30, 1996. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

NOTE D - INVESTMENT IN AMAX GOLD COMMON STOCK

Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"), the Registrant records its investment in AGI common shares at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity.

In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. On February 27, 1995 the Registrant paid AGI $1,248,000, representing the entire loan balance plus accrued interest, from the proceeds of the sale of a portion of the shares of AGI Common Stock held by the Registrant. In addition, the Registrant repaid a brokers' loan in the first quarter of 1995 with $949,000 of such proceeds. During the first six month period of 1996 the Registrant sold 60,100 shares of the AGI Common Stock resulting in a gain of $104,000. At June 30, 1996, the Registrant held 192,300 shares of the AGI Common Stock. The closing price of AGI's Common Stock on the New York Stock Exchange on June 30, 1996 was $5.50 per share.

The Registrant has substantial deferred tax assets relating principally to net operating loss carryforwards which are available to offset taxable income generated upon the future disposition of the AGI shares. Based on the Registrant's evaluation of the realizability of its deferred tax assets, the Registrant has recorded a valuation allowance to reduce deferred tax assets to an amount equal to its deferred tax liability. As of June 30, 1996, a deferred income tax liability relating to the unrealized gain on securities available-for-sale, in the amount of approximately $19,000, has been recorded as a reduction in the unrealized gain. This deferred tax liability decreased by $178,000 during the six month period ending June 30, 1996. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the decrease in this deferred income tax liability resulted in a corresponding $178,000 increase in the Registrant's valuation allowance against deferred tax assets. In accordance with FAS 109, the tax expense relating to the increase of the valuation allowance has been recorded in the statement of operations. In the event that the unrealized gain on investment securities decreases in the future, the Registrant may be required to increase the valuation allowance through a provision for income taxes.

NOTE E - CONTINGENCIES

Pursuant to the Option and Earn-In Agreement, the Venture Agreement between the subsidiaries of the Registrant and AGI that are the Venture participants, and certain related agreements, the Registrant and its subsidiary have agreed to indemnify AGI and its affiliates from all environmental and other liabilities arising from matters occurring or existing at the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations of the Registrant and its subsidiary from March 15, 1991 to July 1, 1992 (the date of formation of the Venture).

Venture expenditures incurred form its formation through December 31, 1995 total approximately $11,505,000 of which the Registrant has paid its 37.5% share through February 1995. AGI has identified approximately $2,288,000 of these Venture expenditures through June 30, 1996 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995 and $155,000
for the first six months of 1996) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid its 37.5% share of such costs through December 31, 1994 (which total approximately $617,000), but has not paid the remaining 62.5% of such costs through December 31, 1994. Furthermore, the Registrant has not paid any of these costs since January 1995 due to the pending litigation. The Registrant has disputed such cost reallocation, and the total amount claimed by AGI through June 30, 1996 is approximately $1,671,000 and is increasing every month. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. AGI has also taken the position that the Registrant will be responsible for 100% of similar ongoing expenses in the future. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

The Registrant has disputed the cost reallocation asserted by AGI and arbitration proceedings were commenced by AGI in May 1995. On March 5, 1996 an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. The award calls for the Registrant to pay approximately $1,370,000 of the disputed expenses to a subsidiary of AGI. In addition, approximately $33,000 in administrative expenses are to be borne by the Registrant. The Registrant has filed a motion to stay the confirmation proceeding and has also filed a cross motion to vacate the arbitration award. Oral argument before the Court was held on June 14, 1996 and a decision could be imminent. The award has been accrued as of December 31, 1995 and has been fully offset by amortization of the deferred gain in the statement of operations for the year ended
December 31, 1995.

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

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI claiming, among other things, that AGI's failure to implement the approved 1994 Program and Budget for the Venture was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking actual and punitive damages. Discovery was completed on August 1, 1996, with a trial date anticipated prior to year end. See Part II, Item 1 -- Legal Proceedings. No amounts have been recorded in the accompanying financial statements relating to this gain contingency.

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


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1995.

        There were no sales or mine operating expenses for the three month period ended June 30, 1996 and 1995 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

        Depreciation expense remained unchanged at $3,000 because machinery and equipment purchases were offset by fixed assets being fully depreciated.

        General and administrative expenses decreased by 16.4% for the three month period ended June 30, 1996 due to reduced office expenses.

        Professional fees increased 259% principally due to the increase in required legal and consulting services as related to the pending litigation against Amax.

        Exploration expenses increased by $2,000 due to a timing difference in payment of lease expense for the Registrant's North Carolina properties.

        Interest and other, net was $6,000 of interest income for the three month period ending June 30,1996 compared to $1,000 of interest income for the three month period of 1995. This was a result of an increase in invested cash.

        The Registrant recorded a gain of approximately $68,000 on AGI stock sold during the three month period ending June 30, 1996, compared to a loss of $19,000 in the prior year quarter.

        As a result of the Registrant's reduced AGI stock sales for the three months ending June 30, 1996, brokers fees and commissions were $3,000 compared to $10,000 in 1995.

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

        The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $209,000 for the three months ended June 30, 1996. This amount is 8.3% lower than in the three months ended June 30, 1995.

        The Registrant recorded a deferred income tax provision of $134,000 for the three months ended June 30, 1996 relating principally to an increase in the valuation allowance against deferred income tax assets. This increase was directly attributable to accounting for the unrealized gain on the AGI Common Stock as further discussed in Note D. The offsetting tax benefit relating to a reduction of the deferred tax liability associated with the unrealized gain on the AGI Common Stock is recorded as an adjustment to shareholders' equity.

        The Registrant's net loss of $395,000 for the three month period ended June 30, 1996 was due to the factors set forth above.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

        There were no sales or mine operating expenses for the six month period ended June 30, 1996 and 1995 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

        Depreciation expense remained unchanged at $5,000 because machinery and equipment purchases were offset by fixed assets being fully depreciated.

        General and administrative expenses decreased by 4.9% for the six month period ended June 30, 1996 due to reduced office expenses.

        Professional fees increased 193% principally due to the increase in required legal and consulting services related to the pending litigation against AGI.

        Exploration expenses declined by $1,000 due to a reduction in lease expense for the Registrant's North Carolina properties.

        Interest and other, net was $13,000 of interest income for the first six months of 1996 compared to $22,000 of interest expense for the first six months of 1995. This was a result of no borrowings in 1996, while earning interest income on cash investments.

        The Registrant recorded a gain of approximately $104,000 on AGI stock sold during the six month period ending June 30, 1996, compared to a loss of $103,000 in the first six months of 1995

        As a result of the Registrant's reduced AGI stock sales for the six months ending June 30, 1996, brokers fees and commissions were $4,000 compared to $41,000 in 1995.

        The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $333,000 for the six

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

months ended June 30, 1996. This amount is $1,000 lower than in the six months ended June 30, 1995.

        The Registrant recorded a deferred income tax provision of $178,000 for the six months ended June 30, 1996 relating principally to an increase in the valuation allowance against deferred income tax assets. This increase was directly attributable to accounting for the unrealized gain on the AGI Common Stock as further discussed in Note D. The offsetting tax benefit relating to a reduction of the deferred tax liability associated with the unrealized gain on the AGI Common Stock is recorded as an adjustment to shareholder's equity.

        The Registrant's net loss of $701,000 for the six month period ended June 30, 1996 was due to the factors set forth above.

    FINANCIAL CONDITION

        The Registrant's financial condition and liquidity continue to decline in the first six months of 1996 due primarily to the accrual of its 37.5% share of the costs and expenses of the Venture and the funding of various corporate and legal costs without any offsetting revenues. The Registrant has a negative working capital of $638,000 at June 30, 1996.

        The Registrant's principal source of liquidity since the beginning of 1995 has been the sale of some of the shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property. Proceeds from the sale of such shares were also used to repay previous borrowings against such shares made in 1993 and 1994. At June 30,1996, the Registrant held 192,300 shares of AGI Common stock and had approximately $536,000 in cash and cash equivalents. Further sales of or margin loans on the remaining shares of the AGI Common Stock held by the Registrant may be its only source of additional cash for the foreseeable future. Thus, further declines in the market price of the AGI Common Stock could severely affect the Registrant's liquidity. The closing price of AGI Common Stock on the New York Stock Exchange on June 30, 1996 was $5.50.

        The continued deterioration in the Registrant's cash position during the first six months of 1996 and increasing litigation costs have resulted in uncertainty whether the Registrant would be able to fund its ongoing corporate and legal expenses through the end of 1996 if the Registrant is required to pay the $1,370,000 arbitration award in favor of AGI before there is a satisfactory resolution of the Registrant's claims against AGI in its pending litigation. (See Part II, Item 1- Legal Proceedings.) The Registrant is vigorously pursuing its motions to stay or vacate the arbitration award, but on April 26, 1996 the Magistrate Judge to whom the Registrant's motions were referred entered a report to the Court recommending that the motions be denied and that judgement be entered against the Registrant on the arbitration award. The Registrant has filed objections and exceptions to the Magistrate Judge's report. Oral argument before the Court was held on June 14, 1996, and a ruling by the Court could be imminent. If a judgement is entered on the arbitration award prior to resolution of the Registrant's claims against AGI and the Registrant determines that enforcement of such judgement would impair its ability to prosecute its claims against AGI, it may be necessary for the Registrant to seek protection under the Federal Bankruptcy Code to avoid enforcement of the award.

        Even if the Registrant is not ultimately required to pay the arbitration award to AGI or the enforcement of the arbitration award is stayed pending resolution of the Registrant's claims against AGI, the Registrant will need additional financing if the

PIEDMONT MINING COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)

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

        If a production decision is made by the Haile Mining Venture, the Registrant's share of the Venture's total costs of developing and commencing mining operations at the Haile Property, as estimated in the Preliminary Feasibility Study prepared in December 1991 by AGI pursuant to the Option and Earn-In Agreement, could be as great as $30,000,000, depending upon the nature, size and scope of the operations and other variables, which have not yet been determined. Although the Registrant and AGI had agreed in their Venture Agreement to seek project financing for the development of the Haile Property if a production decision is made, there is no assurance that project financing will be available and the Registrant may be required to seek its own separate financing.

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

       Following the court's November 2, 1995, order, the defendant, Amax Gold Inc., removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. Discovery was completed on August 1, 1996 and a trial date is anticipated before year end.

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

       On March 5, 1996, the arbitration panel rendered an award calling for the Registrant to pay approximately $1,370,000 of the disputed expenses to a subsidiary of AGI. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, are to be borne equally by the parties. On or about March 6, 1996, Lancaster moved in the Federal District Court to have the order of the arbitrators confirmed in order to make such award a judgment of the court. On or about April 4, 1996, the Registrant filed a motion in the Federal District Court to stay the confirmation proceeding and a cross-motion to vacate the arbitration award. The Registrant is vigorously pursuing its motions to stay or vacate the arbitration award, but on April 26, 1996 the Magistrate Judge to whom the Registrant's motions were referred entered a report to the Court recommending that the motions be denied and that

PIEDMONT MINING COMPANY, INC.
Item 1.    Legal Proceedings (cont.)

Judgement be entered against the Registrant on the arbitration award. The Registrant has filed objections and exceptions to the Magistrate Judge's report. Oral argument was held on June 14, 1996, and a ruling by the Court could be imminent. If a judgement is entered on the arbitration award prior to resolution of the Registrant's claims against AGI and the Registrant determines that enforcement of such judgement would impair its ability to prosecute its claims against AGI, it may be necessary for the Registrant to seek protection under the Federal Bankruptcy Code to avoid enforcement of the award.

      The expenses that are the subject of the arbitration award are reflected as current liabilities on the Registrant's financial statements.


Item 4.  Submission of Matters to A Vote of Security Holders

           At the Annual Meeting of Shareholders of the Registrant held on June 5, 1996, the shareholders approved the election of Robert M. Shields, Jr., Earl M. Jones, William Feick, Jr., John W. Castles 3d, Joseph F. McDonald, and Christopher M.H. Jennings as Directors. The following table set forth the votes on each such matter:


                                                   FOR            AGAINST       WITHHELD      BROKER
                                                                                             NON-VOTES
                                               -------------------------------------------------------
           Election of Directors:
                  (by nominee)
           Robert M. Shields, Jr.              10,233,987           0             58,825       N/A
           Earl M. Jones                       10,233,987           0             58,825       N/A
           William Feick, Jr.                  10,233,987           0             58,825       N/A
           John W. Castles 3d                  10,233,987           0             58,825       N/A
           Joseph F. McDonald                  10,233,987           0             58,825       N/A
           Christopher M.H. Jennings           10,233,987           0             58,825       N/A



Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                27   Financial Data Schedule (filed in electronic format only)

         (b)    Reports on Form 8-K
                No reports on Form 8-K were filed during the three months ended June 30, 1996.

PIEDMONT MINING COMPANY, INC.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PIEDMONT MINING COMPANY, INC.



Date:  August 13, 1996                          By  /s/ Robert M. Shields, Jr.
                                                    --------------------------
                                                    Robert M. Shields, Jr.
                                                    Chairman and
                                                    Chief Executive Officer




Date:  August 13, 1996                          By  /s/ Thomas L. Ross, III
                                                    --------------------------
                                                    Thomas L. Ross, III
                                                    Secretary and Controller
                                                    (Chief Accounting Officer)