Form 10QSB
period 1996-09-30
PIEDMONT MINING CO INC
filed 1996-11-14
CIK 819517

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                               ------------------

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

                         4101G Stuart Andrew Boulevard
                        Charlotte, North Carolina 28217
                    (Address of principal executive offices)

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

           COMMON STOCK, NO PAR VALUE--15,043,869 SHARES OUTSTANDING
                             AS OF NOVEMBER 1, 1996

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one)
Yes      No  X
    ---     ---

                                     INDEX

PIEDMONT MINING COMPANY, INC.
                                                                           PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets (unaudited) --
September 30, 1996 and December 31, 1995                                     3

Consolidated Condensed Statements of Operations (unaudited)
-- Three months ended September 30, 1996 and September 30,
1995 and Nine months ended September 30, 1996 and
September 30, 1995                                                           4

Consolidated Condensed Statements of Cash Flows (unaudited)
-- Nine months ended September 30, 1996 and September 30, 1995               5

Notes to Consolidated Condensed Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18


SIGNATURES                                                                  19

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                At                        At
                                                           September 30              December 31
                                                               1996                      1995
                                                           ------------              ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents (including $0 and
    $0 relating to the Haile Mining Venture)               $   278,000               $    782,000
  Investment in Amax Gold common stock (Note B)              1,058,000                  1,830,000
  Accounts receivable                                           28,000                     28,000
  Other                                                          3,000                        -0-
                                                            -----------              ------------
         TOTAL CURRENT ASSETS                                 1,367,000                 2,640,000

PROPERTY AND EQUIPMENT (including $222,000
   and $245,000 relating to the Haile
   Mining Venture)                                              259,000                   286,000

OTHER ASSETS
  Deferred costs, net of accumulated
   amortization of $3,377,000 (including
   $1,536,000 relating to the Haile Mining
   Venture)                                                   1,754,000                 1,754,000
  Other                                                           4,000                     4,000
                                                            -----------              ------------
         TOTAL OTHER ASSETS                                   1,758,000                 1,758,000
                                                            -----------              ------------

                 TOTAL ASSETS                               $ 3,384,000              $  4,684,000
                                                            ===========              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (including $442,000 and
   $234,000 relating to Haile Mining Venture)               $   447,000              $    288,000
  Accrued venture costs (Note C)                                565,000                   315,000
  Accrued salaries and wages                                     16,000                     9,000
  Accrued arbitration award (Note E)                          1,370,000                 1,370,000
                                                            -----------              ------------
         TOTAL CURRENT LIABILITIES                            2,398,000                 1,982,000
                                                            -----------              ------------

ACCRUED RECLAMATION COSTS                                       125,000                   125,000
                                                            -----------              ------------

DEFERRED GAIN                                                 7,019,000                 7,019,000
  Less accumulated amortization                               6,821,000                 6,341,000
                                                            -----------              ------------
                                                                198,000                   678,000
SHAREHOLDERS' EQUITY
  Common Stock                                               11,157,000                11,157,000
  Contributed capital                                           317,000                   317,000
  Accumulated deficit                                       (10,840,000)               (9,882,000)
  Unrealized gain on available-for-sale
   securities (Note C)                                           29,000                   307,000
                                                            -----------              ------------
                 TOTAL SHAREHOLDERS' EQUITY                     663,000                 1,899,000
                                                            -----------              ------------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                               $ 3,384,000              $  4,684,000
                                                            ===========              ============

            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended               Nine Months Ended
                                                    September 30                     September 30
                                           ----------------------------       ---------------------------
                                                 1996            1995             1996             1995
NET SALES                                  $       -0-      $       -0-       $      -0-       $      -0-

COST OF SALES:
 Depreciation expense                            3,000            3,000            8,000            8,000
 Haile Mining Venture expenses
 (Notes B,C)                                   147,000          146,000          480,000          480,000
 Amortization-deferred gain
 (Notes B,C)                                  (147,000)        (146,000)        (480,000)        (480,000)
                                           -----------      -----------       ----------       ----------
                                                 3,000            3,000            8,000            8,000
                                           -----------      -----------       ----------       ----------

          GROSS LOSS FROM OPERATIONS             3,000            3,000            8,000            8,000

OTHER (INCOME) EXPENSES:
 General and administrative                    134,000          170,000          444,000          495,000
 Stock appreciation rights and awards              -0-              -0-              -0-              -0-
 Exploration                                     2,000            3,000            6,000            8,000
 Professional fees                             126,000           48,000          443,000          156,000
 Interest and other, net                        (8,000)         (10,000)         (21,000)          12,000
 Gain on sale of stock                             -0-         (158,000)        (104,000)         (45,000)
 Brokers fees and commissions                      -0-            3,000            4,000           45,000
                                           -----------      -----------       ----------       ----------

                                               254,000           56,000          772,000          671,000
                                           -----------      -----------       ----------       ----------

         LOSS BEFORE INCOME TAXES              257,000           59,000          780,000          679,000

 Income tax benefit (provision)                    -0-            5,000         (178,000)          77,000
                                           -----------      -----------       ----------       ----------

         NET LOSS                          $   257,000      $    54,000       $  958,000       $  602,000
                                           ===========      ===========       ==========       ==========


NET LOSS PER COMMON SHARE                  $       .01      $       .01       $      .06       $      .04
                                           ===========      ===========       ==========       ==========

CASH DIVIDENDS PER SHARE                      None                 None             None             None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  15,043,869       15,043,869       15,043,869       15,043,869
                                           ===========       ==========       ==========       ==========


           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                             ------------------------------
                                                                                 1996                     1995
OPERATING ACTIVITIES
  Net loss                                                                   $ (958,000)              $ (602,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                               30,000                   28,000
      Amortization of deferred gain                                            (480,000)                (480,000)
      Deferred income tax (benefit) expense                                     178,000                  (77,000)
      Compensation recorded with respect to
       stock appreciation rights and stock awards                                   -0-                      -0-
      (Gain) Loss on sale of assets                                            (104,000)                 (48,000)
      Changes in operating assets and liabilities:
       Decrease in income taxes receivable                                          -0-                      -0-
       Increase (decrease) in accounts payable
        and accrued expenses                                                    417,000                  305,000
       Other                                                                     (3,000)                   2,000
                                                                             ----------               ----------

NET CASH USED IN OPERATING ACTIVITIES                                          (920,000)                (872,000)
                                                                             ----------               ----------

INVESTING ACTIVITIES
  Purchase of property and equipment                                                -0-                      -0-
  Proceeds from sales of land, property and equipment                               -0-                    4,000
  Proceeds from sales of Amax Gold Inc. stock                                   416,000                3,914,000
                                                                             ----------               ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                       416,000                3,918,000
                                                                             ----------               ----------

FINANCING ACTIVITIES
  Proceeds from note payable to Amax Gold Inc.                                      -0-                      -0-
  Proceeds from broker margin loan                                                  -0-                      -0-
  Payments on short-term debt                                                       -0-               (2,197,000)
                                                                             ----------               ----------

NET CASH USED IN FINANCING ACTIVITIES                                               -0-               (2,197,000)
                                                                             ----------               ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (504,000)                 849,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                782,000                   91,000
                                                                             ----------               ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  278,000               $  940,000
                                                                             ==========               ==========



           See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1995.

NOTE B - HAILE MINING VENTURE

         On March 15, 1991, the Registrant entered into an option and earn-in agreement with Amax Gold Exploration, Inc. (AGEI), a wholly-owned subsidiary of Amax Gold Inc. (AGI), pursuant to which AGI acquired an option to purchase a 62.5% interest in the Registrant's Haile Property located in South Carolina. Pursuant to this agreement and as part of the earn-in conditions, AGEI paid the Registrant $1,000,000 in cash; assumed the Registrant's obligations to make payments on its notes to MMC Holding, Inc. and its sole shareholder through May 1, 1992 (a total of $1,072,000); provided financial support for a $750,000 reclamation bond increase; agreed to fund all exploration costs during the option period; and prepared at its sole cost a preliminary feasibility study for the Haile Property which was delivered to the Registrant in December, 1991.

         On May 1, 1992, AGI through its wholly-owned subsidiary, Lancaster Mining Company, Inc., exercised its option and acquired a 62.5% undivided interest in the Registrant's Haile Property. Upon the exercise of the option, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI's common stock (AGI Common Stock), of which the Registrant has 192,300 shares remaining at September 30, 1996. The closing price of AGI Common Stock on the New York Stock Exchange was $5.625 on September 30, 1996.

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

         The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $480,000 relating to costs incurred during the nine month period ended September 30, 1996. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

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

         The cash calls for March 1995 through September 1996 are reflected as accrued venture costs on the Registrant's balance sheet at September 30, 1996 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the nine months ended September 30, 1996. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

NOTE D - INVESTMENT IN AMAX GOLD COMMON STOCK

         Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"), the Registrant records its investment in AGI common shares at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity.

         In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. On February 27, 1995 the Registrant paid AGI $1,248,000, representing the entire loan balance plus accrued interest, from the proceeds of the sale of a portion of the shares of AGI Common Stock held by the Registrant. In addition, the Registrant repaid a brokers' loan in the first quarter of 1995 with $949,000 of such proceeds. During the first nine month period of 1996 the Registrant sold 60,100 shares of the AGI Common Stock resulting in a gain of $104,000. At September 30, 1996, the Registrant held 192,300 shares of the AGI Common Stock. The closing price of AGI's Common Stock on the New York Stock Exchange on September 30, 1996 was $5.625 per share.

         The Registrant has substantial deferred tax assets relating principally to net operating loss carryforwards which are available to offset taxable income generated upon the future disposition of the AGI shares. Based on the Registrant's evaluation of the realizability of its deferred tax assets, the Registrant has recorded a valuation allowance to reduce deferred tax assets to an amount equal to its deferred tax liability. As of September 30, 1996, a deferred income tax liability relating to the unrealized gain on securities available-for-sale, in the amount of approximately $19,000, has been recorded as a reduction in the unrealized gain. This deferred tax liability decreased by $178,000 during the nine month period ending September 30, 1996. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the decrease in this deferred income tax liability resulted in a corresponding $178,000 increase in the Registrant's valuation allowance against deferred tax assets. In accordance with FAS 109, the tax expense relating to the increase of the valuation allowance has been recorded in the statement of operations. In the event that the unrealized gain on investment securities decreases in the future, the Registrant may be required to increase the valuation allowance through a provision for income taxes.

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

         Venture expenditures incurred from its formation through December 31, 1995 totalled approximately $11,505,000 of which the Registrant has paid its 37.5% share through February 1995. AGI has identified approximately $2,361,000 of Venture expenditures through September 30, 1996 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995 and
$228,000 for the first nine months of 1996) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid its 37.5% share of such costs through December 31, 1994 (which total approximately $617,000), but has not paid the remaining 62.5% of such costs. Furthermore, the Registrant has not paid any of these costs since January 1995 due to the pending litigation. The Registrant has disputed such cost reallocation, and the total amount claimed by AGI through September 30, 1996 and not previously paid is approximately $1,744,000 and is increasing every month. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. AGI has also taken the position that the Registrant will be responsible for 100% of similar ongoing expenses in the future. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

         The Registrant has disputed the cost reallocation asserted by AGI and arbitration proceedings were commenced by AGI in May 1995. In March 1996 an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. The award calls for the Registrant to pay approximately $1,370,000 of the disputed expenses to a subsidiary of AGI. In addition, approximately $33,000 in administrative expenses are to be borne by the Registrant. The arbitration award was confirmed by the court in August 1996, which entered judgement against the Registrant on the award, and the Registrant filed a notice of appeal. In the meantime, AGI has taken action to enforce its judgement on the award, and in November 1996 the Registrant began selling its AGI Common Stock in order to apply the proceeds to satisfaction of the judgement and further demonstrate its good faith in pursuing its claims against AGI. The award has been accrued as of December 31, 1995 and has been fully offset by amortization of the deferred gain in the statement of operations for the year ended December 31, 1995.

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


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

         There were no sales or mine operating expenses for the three month period ended September 30, 1996 and 1995 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense remained unchanged at $3,000 because machinery and equipment purchases were offset by fixed assets being fully depreciated.

         General and administrative expenses decreased by 21.1% for the three month period ended September 30, 1996 due to reduced office expenses.

         Professional fees increased 162.5% principally due to the increase in required legal and consulting services as related to the pending litigation against AGI.

         Exploration expenses decreased by $1,000 due to a timing difference in payment of lease expense for the Registrant's North Carolina properties.

         Interest and other, net decreased 20% for the three month period ended September 30,1996 compared to the three month period ended September 30, 1995. This was a result of a decrease in invested cash.

         The Registrant recorded no gain or loss on the sale of AGI stock during the three month period ended September 30, 1996, since no shares were sold, compared to a gain of $158,000 in the prior year quarter.

         As a result of there being no AGI stock sales for the three months ended September 30, 1996, there were no brokers fees and commissions compared to $3,000 in 1995.

         The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $147,000 for the three months ended September 30, 1996. This amount is about equal to the three months ended September 30, 1995.

         The Registrant recorded no deferred income tax provision for the three months ended September 30, 1996. The offsetting tax benefit relating to a reduction of the deferred tax liability associated with the unrealized gain on the AGI Common Stock is recorded as an adjustment to shareholders' equity.

         The Registrant's net loss of $257,000 for the three month period ended September 30, 1996 was due to the factors set forth above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

         There were no sales or mine operating expenses for the nine month period ended September 30, 1996 and 1995 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense remained unchanged at $8,000 because machinery and equipment purchases were offset by fixed assets being fully depreciated.

         General and administrative expenses decreased by 10.3% for the nine month period ended September 30, 1996 due to reduced office expenses.

         Professional fees increased 184% principally due to the increase in required legal and consulting services related to the pending litigation against AGI.

         Exploration expenses declined by $2,000 due to a reduction in lease expense for the Registrant's North Carolina properties.

         Interest and other, net was $21,000 of interest income for the first nine months of 1996 compared to $12,000 of interest expense for the first nine months of 1995. This was a result of no borrowings in 1996, while earning interest income on cash investments.

         The Registrant recorded a gain of approximately $104,000 on AGI stock sold during the nine month period ended September 30, 1996, compared to a gain of $45,000 in the first nine months of 1995.

         As a result of the Registrant's reduced AGI stock sales for the nine months ended September 30, 1996, brokers fees and commissions were $4,000 compared to $45,000 in 1995.

         The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $480,000 for the nine months ended September 30, 1996. This amount is unchanged compared to the nine months ended September 30, 1995.

         The Registrant recorded a deferred income tax provision of $178,000 for the nine months ended September 30, 1996 relating principally to an increase in the valuation allowance against deferred income tax assets. This increase was directly attributable to accounting for the unrealized gain on the AGI Common Stock as further discussed in Note D. The offsetting tax benefit relating to a reduction of the deferred tax liability associated with the unrealized gain on the AGI Common Stock is recorded as an adjustment to shareholders' equity.

         The Registrant's net loss of $958,000 for the nine month period ended September 30, 1996 was due to the factors set forth above.

FINANCIAL CONDITION AND LIQUIDITY

         The Registrant's financial condition and liquidity continued to decline in the first nine months of 1996 due primarily to the accrual of its 37.5% share of the costs and expenses of the Venture, the arbitration award in favor of AGI, and the funding of various corporate and legal costs without any offsetting revenues. The Registrant has a negative working capital of $1,032,000 at September 30, 1996.

         The Registrant's principal source of liquidity since the beginning of 1995 has been the sale of some of the shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property. Proceeds from the sale of such shares were also used to repay previous borrowings against such shares made in 1993 and 1994. At September 30, 1996, the Registrant held 192,300 shares of AGI Common stock and had approximately $278,000 in cash and cash equivalents. Further sales of or margin loans on the remaining shares of the AGI Common Stock held by the Registrant may be its only source of additional cash for the foreseeable future. Thus, further declines in the market price of the AGI Common Stock could severely affect the Registrant's liquidity. The closing price of AGI Common Stock on the New York Stock Exchange on September 30, 1996 was $5.625 per share. In November 1996, the Registrant began selling its remaining shares of AGI Common Stock in order to apply the proceeds to satisfaction of the arbitration award in favor of AGI and further demonstrate its good faith in pursuing its claims against AGI.

         The continued deterioration in the Registrant's cash position during the first nine months of 1996 and increasing litigation costs have resulted in uncertainty whether the Registrant will be able to fund its ongoing corporate and legal expenses through the end of 1996 and through the trial of its lawsuit against AGI currently anticipated to begin in early 1997, as well as pay the $1,370,000 arbitration award in favor of AGI. (See Part II, Item 1- Legal Proceedings.) The Registrant has vigorously pursued available procedures to stay or vacate the arbitration award, but in light of the rulings against the Registrant, including dismissal of its petition under Chapter 11 of the U.S. Bankruptcy Code, the Registrant has determined to apply the proceeds from sales of its AGI Common Stock to satisfaction of the judgement on the arbitration award and to marshal its remaining financial resources to continue to vigorously pursue the prosecution in good faith of its claims against AGI. There can be no assurance that the Registrant's existing resources, even if carefully managed, will be adequate to do so, or that it can obtain any additional financial resources through outside financing.

         In addition to the possible need for additional financing to fund its continuing corporate expenses as well as its pending litigation against AGI while responding to the judgement on the arbitration award, the Registrant had anticipated that it would need additional financing if the Haile Mining Venture decided to develop and commence mining operations at the Haile Property pursuant to the Venture Agreement, or if prior to a production decision the Venture incurs substantially more expenditures for which the Registrant is responsible. If a production decision were made by the Haile Mining Venture, the Registrant's share of the Venture's total costs of developing and commencing mining operations at the Haile Property, as estimated in the Preliminary Feasibility Study prepared in December 1991 by AGI pursuant to the Option and Earn-In Agreement, could be as great as $30,000,000, depending upon the nature, size and scope of the operations and other variables, which have not yet been determined. The Registrant had anticipated that additional financing for such purposes could be sought through the issuance of additional shares of the Registrant's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Registrant currently has no commitments for any such additional financing, and, especially in light of the Registrant's current financial condition, there is no assurance that the Registrant could obtain any such additional financing if and when needed.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         On March 29, 1995, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., as plaintiffs, filed a complaint in the Court of Common Pleas for Lancaster County, South Carolina against Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., alleging breach of contract by defendants Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., and tortious interference with contractual rights by defendant Amax Gold Inc. The complaint asked for actual and punitive damages as the Court and jury shall determine. A trial by jury has been demanded.

         A hearing on pending motions in the state court proceeding was held in October 1995. In November 1995, the court issued an order dismissing the claims of Piedmont Mining Company, Inc. (but not those of Kershaw Gold Company) against the defendants, and dismissing both plaintiffs' claims for breach of contract against Amax Gold Inc. (but not Kershaw Gold Company's claims against Lancaster Mining Company, Inc. and Haile Mining Company, Inc.), on the grounds that only the subsidiaries of the Registrant and of Amax Gold Inc. are parties to the contract in question. The order also stayed Kershaw Gold Company's claims for breach of contract against the two Amax Gold Inc. subsidiaries pending a determination of arbitrability by the arbitrators. Kershaw Gold Company's claim against Amax Gold Inc. for tortious interference with contract (including the Venture Agreement) was allowed to proceed. Amax Gold Inc.'s motion for a more definite statement of the tortious interference claim was granted. Discovery on the tortious interference claim was also authorized.
The Registrant
intends to vigorously prosecute its claims against Amax Gold Inc. and the two subsidiaries. The Registrant timely moved for reconsideration of the court's November 1995 order. To date no hearing or ruling has occurred with respect to such motion.

         Following the court's November 1995 order, the defendant, Amax Gold Inc., removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. Discovery was completed in August 1996 and a trial date is now anticipated in early 1997.

         On May 24, 1995, Lancaster Mining Company, Inc. filed a demand for arbitration with the American Arbitration Association alleging a breach by the Registrant of obligations under the Venture Agreement, seeking to recover costs incurred, and taking the position that "future costs are not waived, but are specifically preserved." The Registrant has taken the position before both the court and the American Arbitration Association that the dispute is not arbitrable under the terms of the Venture Agreement, and objected to the arbitration proceedings. Nevertheless, the arbitration proceedings were conducted in early 1996 before an arbitration panel of the American Arbitration Association.

         On March 5, 1996, the arbitration panel rendered an award calling for the Registrant to pay approximately $1,370,000 of the disputed expenses to Lancaster Mining Company, Inc. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, are to be borne equally by the parties. In August 1996, the award was confirmed by the U.S. District Court in South Carolina and judgement was entered on the award. The Registrant filed a notice of appeal.

         On September 9, 1996, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina. Such filings automatically stayed the enforcement of the judgement on the arbitration award. After a hearing, the Bankruptcy Court dismissed the petitions on October 30, 1996, thereby terminating the automatic stay. Notices of appeal from such dismissals have been filed. Lancaster Mining Company, Inc. has commenced proceedings to enforce its judgement, and in November 1996 the Registrant began selling its remaining shares of AGI Common Stock for the purpose of applying the proceeds to satisfaction of the judgement.

         The expenses that are the subject of the arbitration award are reflected as current liabilities on the Registrant's financial statements.

Item 5.  Other Information

         In its Current Report on Form 8-K for September 9, 1996, the Registrant reported the filing by the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., of the petitions for relief under Chapter 11 of the U.S. Bankruptcy Code discussed in Item 1 above. As discussed in Item 1 above, such petitions were dismissed on October 30, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

                 (a)      Exhibits

                          27  Financial Data Schedule
                              (filed in electronic format only)

                 (b)      Reports on Form 8-K

                          The Registrant filed a Current Report on Form 8-K for September 9, 1996, reporting under Item 3 thereof the filing of the bankruptcy petitions described in Items 1 and 5 of this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PIEDMONT MINING COMPANY, INC.



Date: November 13, 1996                 By  /s/ Robert M. Shields, Jr.
                                           ----------------------------
                                                Robert M. Shields, Jr.
                                                Chairman and Chief Executive
                                                  Officer
                                                (Principal Financial Officer)