Form 10KSB40
period 1996-12-31
PIEDMONT MINING CO INC
filed 1997-04-15
CIK 819517

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


      For the fiscal year ended   December 31, 1996
                                ------------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from                     to
                                     -------------------    --------------------

Commission file number:  0-16436

                         PIEDMONT MINING COMPANY, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


         NORTH CAROLINA                                  56-1378516
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


 4101-G STUART ANDREW BOULEVARD, CHARLOTTE, NC              28217
----------------------------------------------        ------------------
  (Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code    (704) 523-6866
                                               ---------------------------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered

                None                                     None
         -------------------           -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          No Par Value Common Stock
           ------------------------------------------------------
                              (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Registrant had no operating revenues for the fiscal year ended December 31, 1996.

The aggregate market value of shares of the Registrant's no par value Common Stock held by non-affiliates as of March 15, 1997 was $3,378,952.

The number of shares outstanding of the Registrant's no par value Common Stock, its only outstanding class of Common Stock, as of March 15, 1997 was 16,568,869 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Incorporated Document                Parts into which Incorporated
            ---------------------                -----------------------------
      Proxy Statement for Annual Meeting of                 Part III
      Shareholders to be held June 28,1997

                                     PART I

ITEM 1.  BUSINESS

General.

     The Registrant is engaged in exploration for gold and other precious metals and evaluation of gold properties in North and South Carolina. The Registrant was also engaged in the mining and production of gold at its Haile Mine properties (the "Haile Property") near Kershaw, South Carolina, from early 1985 until mid-1992, when the Registrant entered into a mining venture with a subsidiary of Amax Gold Inc. to further explore, evaluate and, if warranted, develop and operate a gold mining operation at the Haile Property on a larger scale than was previously operated by the Registrant. The Registrant also controls three property areas in North Carolina on which it has conducted exploration. The Registrant's activities in South Carolina are conducted primarily through its wholly-owned subsidiary, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.), and the Registrant formed another wholly-owned subsidiary, Piedmont Gold Company, Inc., for its North Carolina activities. Unless the context otherwise requires, all references to the Registrant in Items 1 and 2 of this report include Piedmont Mining Company, Inc. and both such subsidiaries.

     From 1985 until mid-1992, the Registrant's principal business (other than its continuing exploration activities) and principal source of revenue was the mining and production of gold at the Haile Property. See "Prior Operations at the Haile Property." On March 15, 1991, the Registrant entered into an Option and Earn-In Agreement with a subsidiary of Amax Gold Inc. ("AGI"; all references in this report to AGI include AGI and its subsidiaries) pursuant to which AGI obtained an option to acquire an undivided 62.5% interest in the Haile Property and undertook to conduct further exploration and evaluation of the Haile Property during the option period. On May 1, 1992, AGI exercised its option and acquired a 62.5% interest, and effective as of July 1, 1992 the Registrant and AGI, through wholly-owned subsidiaries, entered into a mining venture (the "Haile Mining Venture" or the "Venture") to further explore and evaluate and, if warranted, develop and operate a large-scale gold mining operation at the Haile Property. The Registrant has a 37.5% interest in the Venture and AGI has the remaining 62.5% interest. Venture operations have been managed by another wholly-owned subsidiary of AGI. See "Haile Mining Venture" below.

     On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI claiming, among other things, that AGI's failure to implement the approved 1994 program and budget was a breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking damages. The Registrant intends to vigorously pursue its claims. Since the commencement of the litigation with AGI, operations at the Haile Property have been limited primarily to property maintenance and environmental studies. See Item 3 -- Legal Proceedings.

     In connection with the Option and Earn-In Agreement and exploration activities at the Haile Property during the option period, the Registrant phased out its mining operations at the Haile Property in 1991, although recovery and production of gold from mineralized rock previously mined and stacked continued until late 1992. The Haile Mining Venture's activities to date have consisted of further exploration and evaluation of the Haile Property and property maintenance. If production were to commence again, it is expected that a surface mining operation would be established at the Haile Property on a significantly larger scale than the small-scale heap leaching operation previously conducted by the Registrant. See "Haile Mining Venture" below.

     Total Venture expenditures from the formation of the Venture in July 1992 through the end of 1993 were approximately $8,000,000. The approved 1994 program and budget called for total Venture expenditures of approximately $6,300,000, including $1,900,000 for additional drilling and $150,000 for completion of a bankable feasibility study by September 1994. However, no further drilling has been conducted since January 10, 1994, and the bankable feasibility study has not yet been provided to the Registrant.

     The Registrant also controls three mineral property areas in North Carolina that were not part of the Haile Mining Venture and where the Registrant has conducted exploration for gold and other precious metals independent of its past participation in the Haile Mining Venture. In August 1992, the Registrant resumed exploration at its North Carolina properties, which continued through mid-1993. No significant exploration activities at the North Carolina properties have been conducted since that time. See "Exploration at North Carolina Properties" below.

     In April 1990, in connection with its acquisition of certain of the mining properties that are now part of the Haile Property, the Registrant also acquired other property and equipment associated with mining, processing and selling a mineral assemblage commonly referred to as sericite and marketed under the trademark Mineralite(R), among others. The Registrant continued its sericite operations until July 31, 1992, when it sold the remaining assets associated with those operations back to the original owner. The Registrant decided to sell the sericite operations so that it could devote its resources primarily to the Haile Mining Venture and to its North Carolina gold properties.

     The Registrant was incorporated in North Carolina in July 1983 by the partners in a limited partnership, Piedmont Land and Exploration Company, which had been organized in 1980 to conduct exploration for gold and other precious metals in the southeastern United States. In November 1983, the limited partnership assigned to the Registrant its mining leases with respect to the Haile Property and then in 1985 all of the partners in the limited partnership transferred their interests in the limited partnership to the Registrant in exchange for additional shares of its Common Stock, and the partnership was dissolved.

Prior Operations at the Haile Property.

     The Registrant's principal activities since it began operations in 1985 have been mining and production of gold by heap leaching at its Haile Property and conducting exploration at the Haile Property and other properties controlled by the Registrant.

     The Registrant's operations at the Haile Property prior to the commencement of the Haile Mining Venture have accounted for all of the gold produced by the Registrant and most of the Registrant's revenues to date. Mining and production of gold by the Registrant at the Haile Property involved open-pit mining of mineralized rock, crushing and agglomerating the mineralized rock and stacking it on leach pads for recovery through heap leaching.

     The Registrant phased out its mining operations during 1991 while participating with AGI in further exploration and evaluation of the Haile Property pursuant to the Option and Earn-In Agreement. Heap leaching and recovery of gold from mineralized rock that was mined and stacked during 1991 and prior years continued into 1992 (for the account of the Registrant through June 30, 1992 and thereafter for the account of the Haile Mining Venture, in which the Registrant has a 37.5% interest).

     Because the projected mine life at the Haile Property at any time never exceeded more than about one year from the time the Registrant commenced its mining operations in 1985 until mining operations were phased out in 1991, the Registrant was required to continually conduct exploration in order to locate additional gold mineralization as known deposits were depleted through mining. While gold production from the Registrant's operations at the Haile Property has been important to the development of the Registrant's business and has provided some of the funds for continued exploration, the Registrant's long-term prospects have depended upon the success of its exploration and significantly increasing the mineralized tonnage and ore reserves at the Haile Property and at its North Carolina properties; consequently, it has devoted a substantial part of its resources to exploration.

     Exploration involves the study of geological and historical data, examination of properties, geologic mapping, geochemical and geophysical surveying and mapping, trenching, drilling, and collection and analysis of samples, all in an effort to locate mineralization and determine the tonnage and grade thereof. The costs of exploration are not recoverable if the program is unsuccessful in locating commercially minable deposits. If exploration is successful, the development and commencement of mining operations will require substantial additional funding, the amount of which will depend upon the nature and size of the operations necessary to mine and recover gold economically from the deposits.

     The Registrant first commenced meaningful exploration in late 1987 after completion of its initial public offering. However, costs incurred in 1988 for leach pad construction and new facilities and equipment at the Haile Property, including the costs of compliance with more stringent regulatory requirements, were greater than originally anticipated. As a result of such increased costs, construction and regulatory delays, and a shortage of cash during late 1988 and early 1989, the Registrant's exploration activities were constrained. During that period, the Registrant concentrated its exploration efforts at the Haile Property, where its preliminary exploration results were encouraging and where additional mineralization could be processed at its facilities on site.

     Since further drilling and testing necessary to determine the feasibility of mining the gold mineralization at the Haile Property, as well as the development of a larger mine and related production facilities, required substantial additional capital beyond the Registrant's resources at that time, the Registrant began in 1990 to investigate various financing alternatives, including possible joint ventures, equity financings and business combinations with other mining companies. Such investigations led the Registrant to enter into the Option and Earn-In Agreement with AGI described below in March 1991. Pursuant to that agreement, exploration activities at the Haile Property in 1991 and early 1992 were conducted and fully funded by AGI as it evaluated whether or not to exercise its option and acquire a 62.5% interest in the Haile Property. AGI exercised its option on May 1, 1992, and as of July 1, 1992 the Registrant and AGI entered into the Haile Mining Venture to further explore and evaluate, and, if warranted, develop and operate a large-scale gold mining operation at the Haile Property.

Haile Mining Venture.

     On March 15, 1991 the Registrant entered into an Option and Earn-In Agreement with AGI, pursuant to which AGI was granted an option to earn a 62.5% interest in the Haile Property. The Option and Earn-In Agreement provided that, upon exercise of such option, the Registrant and AGI would then enter into a joint venture for further exploration and evaluation and, if warranted, development of the property with the objective of establishing a large scale gold mining and processing operation.

     Pursuant to the agreement and as part of the earn-in conditions, AGI paid the Registrant $1,000,000 in cash, assumed the Registrant's obligations to make payments on its notes to MMC Holding, Inc. and its shareholder through May 1, 1992 (a total of $1,072,000), provided financial support for a $750,000 reclamation bond increase, funded all exploration activity and paid a portion of the lease holding costs of certain mineral leases during the option period, and prepared at its sole cost a preliminary feasibility study for the Haile Property which was delivered to the Registrant in December 1991.

     AGI exercised its option on May 1, 1992, at which time it satisfied the further conditions to such exercise by paying the Registrant an additional $1,750,000 in cash and issuing 1,000,000 unregistered shares of its common stock to the Registrant. In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. In 1996, the Registrant sold its remaining shares of the AGI Common Stock.

     Upon AGI's exercise of the option, the Registrant conveyed to AGI a 62.5% undivided interest in the Haile Property and, effective July 1, 1992, subsidiaries of the Registrant and AGI entered into the Haile Mining Venture Agreement to form the Haile Mining Venture and entered into a Management Agreement with another subsidiary of AGI for the management of Venture operations. The joint venture interests are 62.5% for AGI and 37.5% for the Registrant. The Registrant has not funded its share of Venture expenditures since February 1995 as a result of the litigation commenced on March 29, 1995 and described in "Item 3. Legal Proceedings." On March 29, 1995 the Registrant filed a lawsuit in South Carolina against AGI and its two wholly-owned subsidiaries claiming, among other things, that AGI's failure to implement the approved 1994 program and budget was a breach of its obligations under the Venture Agreement and Management Agreement for the Venture and seeking damages. The Registrant intends to vigorously pursue its claims. See Item 3 -- Legal Proceedings.

     Under the Venture Agreement: 1) each participant would take in kind or separately dispose of its share of the gold or other mineral products produced by the Venture; 2) although the Registrant is represented on the Venture's Management Committee and the consent of the Registrant is required for certain actions of the Venture, the Venture is effectively controlled by AGI and its day to day operations are managed by the AGI subsidiary acting as Manager under the Management Agreement; 3) a production decision will require the unanimous consent of both participants, but either party may elect to proceed alone under certain conditions; 4) each participant in the Venture is obligated to offer to the other the option to participate in the acquisition of any real property within five miles of the Haile Property; 5) the disposition by a participant of any interest in the Venture or the Haile Property (other than certain transfers to affiliates) is subject to the consent of the other participant and certain other restrictions; however, this does not preclude a transfer by the Registrant or AGI of the stock in their subsidiaries that are the Venture participants; and 6) a participant's interest in the joint venture is subject to dilution if a participant fails to fund its share of the Venture expenditures. AGI has indicated that it intends to activate the dilution of interest provisions of the Venture Agreement as a result of the Registrant's failure to pay its share of Venture expenditures since March 1995. The Registrant's position is that AGI has materially breached the Venture Agreement and the Management Agreement and that as a result the Registrant has no obligation to fund any portion of the Venture's costs.

     The arrangements with AGI were entered into after extensive investigations by the Registrant during 1990 and early 1991 of its financing alternatives for further exploration and development of the Haile Property. In connection with the Option and Earn-In Agreement, International Corona Corporation (now Homestake Canada, Inc.) waived its right of first refusal on joint ventures as to the Haile Property.

     From the formation of the Venture until 1994, extensive exploration and evaluation of the Haile Property continued, including drilling and studies relating to reserve delineation, metallurgical evaluation, environmental, engineering, hydrological and other technical studies. AGI's most recently published calculations of the reserves at the Haile Property are summarized in
Item 2 of this report and in its 1995 Annual Report to its Shareholders, in its November 29, 1996 Consent Solicitation Statement and in its February 28, 1997 Registration Statement on Form S-3 filed with the Securities and Exchange Commission. Since the beginning of 1994, Venture activities have consisted primarily of environmental studies, evaluation work and property maintenance. In September 1994, AGI advised the Registrant that it intended to pursue a sale of its interest in the Venture.

     Total Venture expenditures were approximately $5,074,000 in 1993, $2,415,000 in 1994, $1,011,000 in 1995 and $1,099,000 in 1996. The Registrant
funded 37.5% of the 1993 and 1994 expenditures and the expenditures through February 1995, but did not fund 37.5% of the remaining 1995 expenditures or any of the 1996 expenditures as a result of the litigation described in the following paragraph and under Item 3 -- Legal Proceedings. AGI has identified approximately $2,412,000 of Venture expenditures through December 31, 1996 that AGI now claims are subject to the indemnification provisions of the Venture Agreement ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 for 1994, $488,000 for 1995 and $279,000 for 1996).  In addition, claims for
1997, as indicated on projections provided to the Registrant by the Venture manager, are $523,000. The Registrant has disputed such cost reallocation.
The total amount claimed by AGI, including budgeted amounts for 1997 is now approximately $2,935,000 (including $1,370,000 that has been paid to AGI as a result of the arbitration award described in the next paragraph) and is increasing each month.

     On March 5, 1996, an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. Pursuant to the award, the Registrant paid approximately $1,370,000 of the disputed expenses to a subsidiary of AGI in December 1996. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, were to be borne equally by the parties. The expenses that were the subject of the award were accrued on the Registrant's 1995 financial statements. The Registrant paid the full amount of the arbitration award in 1996. It is the Registrant's position that amounts in excess of the $1,370,000 award may not be reallocated. See "Certain Factors Affecting the Industry and the Registrant -- 3. Governmental Regulation, Environmental Controls and Indemnification" below.

     Based upon the Preliminary Feasibility Study prepared by AGI in December 1991 pursuant to the Option and Earn-In Agreement, preliminary estimates of the total costs of developing and commencing operations, ranged up to approximately $80,000,000 at that time, of which the Registrant's 37.5% share would have been approximately $30,000,000. The Registrant believes, based on current information, that such costs could be significantly less. See "Certain Factors Affecting the Industry and the Registrant -- 5. Need for Additional Financing" below.

     The 1996 program and budget included total Venture expenditures of approximately $1,079,000, of which 37.5% would have been approximately $412,000. The 1997 program and budget calls for total Venture expenditures of approximately $1,549,000, of which 37.5% would have been approximately $581,000.

Exploration at North Carolina Properties.

     The Registrant currently controls three property areas in North Carolina at which it has conducted limited exploration for gold and other precious metals, primarily at its Russell-Coggins Property. See Item 2 -- Properties -- "North Carolina Properties."

     Although the Registrant has held interests in various North Carolina properties during most of the time it has been in business, exploration of the North Carolina properties has been limited due to the priority given to the Haile Property and the Registrant's limited financial resources and manpower. In 1992 the Registrant commenced a new limited exploration program at its Russell-Coggins Property. Exploration expenditures for the North Carolina properties were approximately $162,000 in 1993. The Registrant made no expenditures for exploration at the North Carolina properties in 1994, 1995 or 1996 and has not budgeted any such expenditures for 1997.

     Although the Registrant's exploration results at its Russell-Coggins Property have been encouraging and the Registrant has defined certain zones of gold mineralization at the Russell-Coggins Property as summarized in Item 2 below and at the Jones-Keystone property, the exploration results are still preliminary and the Registrant has decided not to allocate its limited resources to further exploration there at this time. If the Registrant were to resume significant exploration at such properties, the Registrant would need additional financing beyond its current capital resources, such as additional debt or equity financings or a joint venture or merger with another mining company. The amount of additional capital needed cannot be accurately predicted at this time.

Employees and Consultants.

     The Registrant had two full time employees at March 15, 1997, both of which are executive officers. The Registrant uses part-time employees and consultants from time to time for various activities. None of the Registrant's employees are represented by labor unions or covered by collective bargaining agreements. Management considers its employee relations to be good.

     The number of the Registrant's employees was substantially reduced during 1991 and 1992 due to the winding down and suspension of its mining operations and the sale of the its sericite operations.

     The Registrant periodically engages consultants to advise it regarding exploration, development, operations, environmental and administrative matters.

Certain Factors Affecting the Industry and the Registrant.

     Exploration, development and mining of mineral properties involve unique and greater risks than those generally associated with other industries. Many exploration programs do not result in the discovery of a commercially minable mineral deposit, in which case the costs of exploration are not recoverable. The Registrant's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, including the particular risks described below:

     1. Fluctuating Price for Gold. Most of the Registrant's past revenues were derived from the sale of gold produced from its mining and processing operations. The Registrant's prospects will depend upon the ability of the Registrant (and, with respect to the Haile Property, possibly the Haile Mining Venture) to locate and profitably exploit gold deposits through the mining, production and sale of gold. Therefore, the feasibility of developing and operating new gold mining operations and the future profitability of any such operations will depend on the price of gold. Gold prices fluctuate widely from time to time and are affected by numerous factors beyond the Registrant's control which cannot be accurately predicted, including expectations about inflation, exchange rates, banking, economic and political crises, interest rates, global supply and demand, political and economic conditions, and production costs in major gold producing regions, including the Republic of South Africa and the former Soviet Union, and many other factors. From 1985 through 1995, gold prices fluctuated between a low of approximately $284 per ounce and a high of approximately $485 per ounce. In 1996, gold prices fluctuated between a low of about $367 per ounce and a high of about $415 per ounce. At March 14, 1997, the price of gold was approximately $353 per ounce.

     2. Effect of Exploration Costs. Exploration costs do not generate offsetting revenues unless and until the exploration is successful and the Registrant can commence additional production, sell the property or otherwise realize the benefits of additional discoveries. The Registrant experienced losses in 1987, 1988 and 1989 due largely to increased exploration costs. The Registrant generated a profit in 1990 despite its large exploration costs but experienced losses again in 1991 and subsequent years largely as a result of exploration and development costs and the suspension of its mining operations. Although the Registrant's share of the costs of the Haile Mining Venture have been offset on the Registrant's income statement by amortization of the deferred gain on the disposition to AGI of a 62.5% interest in the Haile Property, the Registrant does not expect to generate any operating revenues resulting from such exploration efforts or from its North Carolina exploration program unless and until new mining operations are developed and production commences.

     3. Governmental Regulation, Environmental Controls and Indemnification. The gold mining industry is subject to extensive federal, state and local laws and regulations covering exploration, development, operations and production, taxes, labor standards, occupational health, waste disposal, environmental protection, reclamation, mine safety, toxic substances and other matters. Environmental, operating, water, dust and other federal and state permits are essential to any mining operation. The nature of the mining business is such that mining companies are frequently in the process of applying for additional permits or modifications to existing permits at any given time. There can be no assurance that such permits will be granted in the future as needed, and, if such permits are not granted, the Registrant or any mining venture in which it is a participant could be required to curtail or cease its development plans or operations with serious adverse consequences to its liquidity and profitability. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof or additional taxes could have a material adverse impact on the Registrant. In addition, opposition to development of mining operations by environmental and other groups is increasing, and such opposition may result in delays, increased costs or abandonment of development plans.

     The Venture Agreement provided that the Registrant is responsible for 37.5% of the expenditures of the Venture. The Registrant has not paid such 37.5% share of these expenses since February 1995 due to the ongoing litigation against AGI. See Item 3 -- Legal Proceedings. The Preliminary Feasibility Study prepared for AGI in December 1991 pursuant to the Option and Earn-In Agreement estimated total environmental and regulatory costs to the Venture in connection with the development and commencement of mining operations at the Haile Property to be approximately $1,120,000. However, that estimate has been increasing as a result of delays in development and commencement of production and may be subject to further changes due to changes in regulations or in the nature and scope of the project.

     The Option and Earn-In Agreement, the Venture Agreement and certain related agreements, provided that the Registrant indemnify AGI from all environmental and other liabilities arising from matters occurring or existing on the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations on the Haile Property from March 15, 1991 to July 1, 1992 (the date the Venture was formed). AGI has identified approximately $2,412,000 of Venture expenditures through December 31, 1996 that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 for 1994, $488,000 for 1995 and $279,000 for 1996).  In addition, AGI's claims for 1997, as indicated on projections provided to the Registrant by the Venture manager, are $523,000. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. Initially, the Registrant paid 37.5% of such costs through December 31, 1994 (which totaled approximately $617,000).

     The Registrant disputed the cost reallocation asserted by AGI and in May 1995 AGI commenced an arbitration proceeding as to such dispute. On March 5, 1996, an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. Pursuant to the award, the Registrant paid approximately $1,370,000 of the disputed costs to a subsidiary of AGI. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, were to be borne equally by the parties. The award was paid in full in December 1996. The Registrant believes that it is not responsible for any cost reallocation in excess of the $1,370,000 that is the subject of the arbitration award. However, AGI has taken the position that the Registrant will be responsible for 100% of similar ongoing expenses. See Item 3 -- Legal Proceedings.

     The Registrant has been advised by the manager of the Venture that it believes the Venture has conducted its operations so as to protect the public health and environment, and that the Venture has made and expects to make in the future expenditures to comply with applicable environmental laws and regulations. Upon any commencement of mining operations at the Haile Property, reclamation and restoration costs for those operations will be estimated and provided based upon the requirements then in effect.

     4. Long Lead Time and Delays. The risks normally associated with the exploration and development of a mineral deposit include the extended period of time required to complete such exploration, development and permitting, as well as the risks and delays normally associated with permitting and construction. Such events can result in a delay in the receipt of income from a property or operation with serious adverse consequences to the Registrant's liquidity, financial condition and profitability. The Registrant has also been adversely affected by the delays from AGI's failure to implement the approved 1994 work plan and budget and complete a bankable feasibility study.

     5. Need for Additional Financing. The Registrant has historically required substantial capital to conduct its exploration and development programs, and has frequently sought additional capital as its business has developed, including that obtained through its initial public offering of Common Stock in 1987, additional equity financing in 1989, and the consideration received pursuant to the Option and Earn-In Agreement with AGI in 1991 and its exercise in 1992. The Registrant's current capital resources are limited (See Item 6 -- Management's Discussion and Analysis or Plan of Operation; Financial Condition, Liquidity and Capital Resources) and it will need additional financing if the Haile Mining Venture were to proceed to develop and commence mining operations at the Haile Property or if the Registrant decides to resume exploration in North Carolina. Based upon the Preliminary Feasibility Study prepared by AGI pursuant to the Option and Earn-In Agreement in December 1991, preliminary estimates of the total costs of developing and commencing operations, ranged up to approximately $80,000,000 at that time, of which the Registrant's 37.5% share would have been approximately $30,000,000. The Registrant believes, based on current information, that such costs could be significantly less. If a production decision were to be made, there is no assurance that project financing would be available and the Registrant may be required to seek its own separate financing.

     Financing for such purpose, or to expand the Registrant's North Carolina exploration program, could be sought through the issuance of additional shares of Common Stock or other equity securities, or through debt financing, or through various arrangements with third parties. There is no assurance that the Registrant could obtain any such additional financing. Any such additional financing obtained through the issuance of additional shares of Common Stock or other equity securities could result in further dilution to the Registrant's shareholders. Any arrangement with third parties to finance the Registrant's exploration, development, or operations could take the form of a joint venture, merger, lease, royalty, purchase option, or some other participation which could reduce, or involve a disposition of, the Registrant's interests in its properties or the revenues therefrom. Under the Venture Agreement, the Registrant's failure or inability to fund its share of the expenses of the Haile Mining Venture could also result in dilution of its interest in the Venture and possibly termination of its participating interest.

ITEM 2.  PROPERTIES

General.

     The Registrant and AGI (the "Venture Participants") control the Haile Property near Kershaw, South Carolina, in accordance with their undivided interests in the Haile Mining Venture (62.5% for

AGI and 37.5% for the Registrant), and the Registrant itself controls three other mineral property areas in North Carolina independent of the Venture. This Item 2 describes each such property area, the nature of the Registrant's or Venture Participants' interests therein, and the exploration work conducted or planned to be conducted at each property.

     All of the properties described are either owned by the Registrant or Venture Participants or controlled by the Registrant or Venture Participants under mineral leases or purchase options, as indicated. The existing rights under the mineral leases would permit mining and extraction of gold and other minerals on all such properties, except that all necessary permits from local, state and federal regulatory authorities would have to be obtained prior to commencement of any mining operations.

     The Registrant and AGI have conducted title examinations of, and obtained title insurance on, certain key tracts at the Haile Property on which gold mineralization has been located. In addition, the Registrant carries $250,000 of title insurance on certain key Russell-Coggins property tracts in North Carolina subject, however, to matters that would be disclosed by an accurate survey. It has been the general policy of the Registrant not to incur the expense of conducting title examinations and obtaining title insurance on leased properties until such time as it commits substantial funds to the exploration or acquisition of the properties. With respect to the tracts other than those noted above, the Registrant can give no assurance as to the status of title of such tracts or as to the exact acreage of each such tract. Statements of acreage contained in this report are generally based upon recitals in the relevant documentation and not upon any surveys conducted for or by the Registrant.

     All of the Registrant's mineral properties occur, geologically, within the major depositional boundary between underlying metavolcanic rocks and overlying metasedimentary rocks of the Carolina Slate Belt. A large number of the gold mines which operated in North and South Carolina during the past 200 years are located in this geological environment. The gold bearing zones are known to occur either in the upper portions of the dominantly silica-rich metavolcanics or in the lower siliceous strata of the metasediments. Similar geologic environments in volcanic terrains elsewhere in North and South Carolina and throughout the world are known to host disseminated low grade, bulk tonnage gold mineralization. In addition, a number of the Registrant's properties were mined in the past by underground methods, and several have potential for the discovery of mineralization which could be mined by either open pit or underground methods.

Haile Property

     1. Location. The Haile Property is located approximately two miles north of Kershaw in Lancaster County, South Carolina, on paved U.S. Highway 601 which passes through the western portion of the property. The property is accessible all year.

     2. Leases, Facilities and Ownership. The Haile Property consists of approximately 3,669.0 acres in 19 tracts, five of which are owned by the Venture Participants and 14 of which are controlled under various Mineral Leases. The currently estimated reserves on the Haile Property (see "4. Minable Reserve Estimates at the Haile Property" below) are on the tracts owned by the Venture Participants and on a 1,209 acre tract controlled under a Mineral Lease and Purchase Option.

     The Venture Participants own a 288 acre tract, a 234 acre tract, a 17.65 acre tract, a 89.3 acre tract, a one acre tract and the mineral estate in and to a 20 acre tract at the Haile Property. The 288 acre tract is improved with the facilities previously used by the Registrant in its mining operations, including three cement block buildings containing approximately 7,000 square feet, which housed the mine office, assay laboratory, engineering and mapping facilities and the recovery plant equipment, and two separate small buildings used to house the sample and core storage facilities. The Registrant's storage and treatment ponds, wastewater treatment facility and leach pads were also constructed on the tract. Although these facilities are currently held and used, it is not expected that they would be used as part of the mining facilities if a decision were made to develop a new mine and production facility at the Haile Property.

     The 89.3 acre tract was purchased on December 1, 1994. On August 5, 1993, the Venture Partners purchased a house and one acre of land located adjacent to the Haile Property for $52,000.

     The Venture Participants also hold a Mineral Lease covering three tracts totalling 1,209 acres and containing a significant portion of the currently estimated reserves on the Haile Property. In 1991, AGI acquired an option to purchase these three tracts (the "Purchase Option") for $2,495,000, plus 8% per annum from May 1, 1992, subject to annual payments of $150,000 (subject to escalation for inflation beginning in 1996) to keep the Purchase Option in force until as late as June 20, 2001. Upon AGI's exercise of its option under the Option and Earn-In Agreement, it assigned a 37.5% interest in the Purchase Option to the Registrant so that the property subject to the Purchase Option would become part of the Venture if the Purchase Option is exercised. This Mineral Lease will expire on June 21, 1997, but the lessor has recently offered to extend the Mineral Lease and related Purchase Option for one year provided the annual payments described above are made.

     The Venture Participants have a mineral lease interest in a 60% undivided interest in a 169-acre tract under a Mineral Lease dated October 7, 1983. This lease can be continued by making advance royalty payments of $12,000 annually from 1993 through 2002. In the event of production from the property, the lessee would pay a royalty of 4.5% of gross smelter returns and all advance royalty payments would be credited against any royalties from production. Under the terms of the lease, the Venture Participants have a right of first refusal to lease or purchase the lessors' 60% interest in such property on the same terms offered by or to any third party. In order to make production on this property feasible, an action to partition the mineral rights in this property may be required.

     A 100 acre tract is controlled under a Mineral Lease dated June 29, 1984. Advance royalties are now $15,000 per year, which will be credited against annual royalties of 4.75% of gross smelter returns if the property is in production. This lease continues after the tenth year so long as mining commences during the first ten years or annual production royalties of 4.75% of gross smelter returns commencing in the eleventh year yield not less than $15,000 per year.

     An 82 acre tract is controlled under a Mineral Lease dated September 24, 1984. Advance royalties are now $6,000 per year. The lease continues after the tenth year so long as mining commences during the first ten years and payments (whether production royalty payments or advance royalty payments) are made in the amount of $10,000 per year. In the event of production from the property, the lessee would pay a royalty of 4% of gross smelter returns and all advance royalty payments would be credited against any production royalties.

     A 77 acre tract is controlled under a Mineral Lease dated November 11, 1987. After the fifth year, the term continues so long as the Registrant makes advance royalty payments of $10 per acre per year to be credited against royalties of 4% of net smelter returns in the event of production from the property. The Venture Participants have the option to purchase this property at any time during the lease term for $1,000 per acre less a credit for rental and royalty payments previously made.

     A 61.56 acre tract is controlled under a Mineral Lease dated March 10, 1988, which has terms similar to those of the Mineral Lease for the 77 acre tract described in the preceding paragraph, except that advance royalty payments after the fifth year are $100 per acre per year and the purchase option price is $1,100 per acre.

     On June 13, 1991 the Registrant entered into an Assignment of Rights and Obligations Agreement with Brewer Gold Company, pursuant to which the Registrant conveyed to Brewer a Mineral Lease on eight acres adjacent to a Brewer tract which contains a small gold deposit. In exchange, Brewer conveyed to the Registrant Mineral Leases to eight tracts totalling 1,344 acres, as to which the Registrant conveyed or agreed to convey a 62.5% undivided interest to AGI upon its exercise of its option under the Option and Earn-In Agreement. In 1993, a Mineral Lease dated February 27, 1984 with respect to a 23.9 acre tract was terminated by the Venture Participants. None of the estimated reserves at the Haile Property were located on this tract. The remaining seven tracts are as follows:

Tract 1: A 10 acre tract controlled under a Mineral Lease dated September 14, 1983. Advance royalties are now $300 per year, which will be credited against annual royalties of 5% of net smelter returns in the event of production from the property. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee must pay 200% of the current market value for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 15 years or so long as the owner receives production royalty payments if the property is in production.

Tract 2: A 10 acre tract controlled under a Mineral Lease dated September 9, 1983. Advance royalties are now $300 per year, which will be credited against annual royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee may be obligated to pay 200% of the current market value for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 15 years or so long as the owner receives production royalty payments if the property is in production.

Tract 3: A 25.5 acre tract controlled under a Mineral Lease dated September 12, 1983. Advance royalties are now $1,020 per year, which will be credited against annual royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee is obligated to pay 200% of the current market value for non-mining related uses of equivalent land, buildings and other improvements in the vicinity. This lease continues for a minimum term of 15 years or so long as the owner receives production royalty payments if the property is ever in production.

Tract 4: A 167 acre tract controlled under a Mineral Lease dated September 26, 1983. Advance royalties are now $6,680 per year, which will be credited against annual royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee is obligated to pay 150% of the current market value for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 21 years or so long as the owner receives production royalty payments from production if the property is in production.

Tract 5: A 172 acre tract controlled under a Mineral Lease dated September 18, 1983. Advance royalties are now $5,000 per year, which will be credited against annual production royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee is obligated to pay 150% of the current market value for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 21 years or so long as the owner receives production royalty payments if the property is in production.

Tract 6: A 761 acre tract controlled under a Mineral Lease dated August 20, 1987. Advance royalties are now $7,610 per year, which will be credited against annual production royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee is obligated to pay reasonable value for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 10 years or so long as the owner receives production royalty payments if the property is in production.

Tract 7: A 175 acre tract controlled under a Mineral Lease dated August 20, 1987. Advance royalties are now $1,750 per year, which will be credited against annual production royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee is obligated to pay reasonable damages for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 10 years or so long as the owner receives production royalty payments if the property is in production.

     3. Exploration At The Haile Property. Meaningful exploration at the Haile Property commenced in late 1987, with geophysical surveys and then exploration drilling. Geophysical surveys have now been conducted over most of the Haile Property. Drilling, geophysics and geochemical studies by the Registrant in 1989 and 1990 succeeded in locating two new areas of mineralization minable by shallow open pit methods and resulted in a significant increase in the mineralized tonnage. Pursuant to the Option and Earn-In Agreement with AGI, AGI commenced further exploration in April 1991 continuing through November 1991. This 1991 exploration program was fully funded by AGI and resulted in a further significant increase in the mineralized tonnage at the Haile Property. The remainder of 1991 was spent in compilation and analysis of the data, from which was prepared a Preliminary Feasibility Study delivered to the Registrant in December 1991 in fulfillment of one of the earn-in conditions. In March and April 1992, further exploration drilling was conducted on the Haile Property, again fully funded by AGI, which resulted in the location of another significant new zone of gold mineralization.

     On May 1, 1992, AGI exercised its option to acquire a 62.5% interest in the Haile Property, and the Haile Mining Venture was formed in July 1992. See Item 1 -- Business -- "Haile Mining Venture" for a discussion of Venture activities. AGI's most recently published calculations of reserves at the Haile Property are summarized below.

     4. Minable Reserve Estimates at the Haile Property. The most recent audited estimates of the minable reserves at the Haile Property have been made by AGI in connection with its management of the Haile Mining Venture and have been audited by DMBW, Inc. as set forth in their report dated April 22, 1994 (the "1994 Reserve Report"). A summary of the 1994 Reserve Report has been subsequently published by AGI in its 1995 Annual Report to Shareholders, 1995 Form 10-K, November 29, 1996 Consent Solicitation Statement to its shareholders and a Registration Statement on Form S-3 with respect to $200 million of securities filed with the Securities and Exchange Commission on February 28, 1997.

     According to the 1994 Reserve Report, the proven and probable reserves of in-place gold minable by open pit methods at the Haile Property at April 1, 1994 were 8,736,325 short tons of mill ore at an average mill head grade of
0.0893 troy ounces per short ton, containing 780,018 ounces of gold in place. Such reserves were calculated through the use of mapping, drilling, sampling, assaying and other standard evaluation methods, and are based upon drilling results through the end of 1993, a facility processing about 4,000 tons of ore per day and producing about 100,000 ounces of gold per year, an assumed gold price of $400 per ounce, and a floating cut-off grade averaging 0.025 ounces per ton. Cash production costs were estimated at $236 per ounce of gold recovered. The stripping ratio (of waste to ore) was estimated at 5.6 to 1, including waste for 80-ft. wide in-pit haulage roads. Such reserves represent in-place minable reserve estimates and do not reflect losses in the recovery process; it was estimated that ultimate gold recoveries would range from 69% to 81%.

     These reserves are defined within six separate pits. In their audit of these reserves, DMBW, Inc. reviewed one or more sections through each of the open pits designed by AGI. The audit represented 11% of the total reserves. Based on this approach, DMBW's own estimate of the contained ounces was 7.5% greater than that computed by AGI, and therefore they concluded that this is a conservative, but fair and prudent, estimate of gold reserves at the Haile Property.

North Carolina Properties.

A.  Russell-Coggins Property

     1. Location. This property includes the Russell and Coggins tracts, located one to two miles north of El Dorado, Montgomery County, North Carolina, on paved State Road 1302, which bounds or traverses the property and is open all year. One additional tract totaling 140 acres located approximately one mile north and east of the Russell and Coggins tracts is included with the Russell-Coggins property for exploration purposes.

     2. Ownership, Leases and Permits. The 1,144 acre Russell tract and the 82 acre Coggins tract were acquired by the Registrant in 1987 upon exercise of a purchase option, subject only to a 1% production royalty to the prior owner.

     An additional 140 acre tract is controlled by the Registrant under a Mineral Lease dated May 5, 1986, as amended June 4, 1991. Rentals for the fourth year are $2,500, the fifth year $3,000, the sixth year $2,000 and the seventh through eleventh years $5,000 per year. After the tenth year, advance royalties will be paid in the amount of $10,000 per year, which will be credited against annual production royalties of 4% of gross smelter returns if the property is put into production. The Registrant will terminate this lease on May 5, 1997.

     The Registrant had a prospecting permit from the U.S. Forest Service on a tract of approximately 2,272 acres near the Russell-Coggins property which expired March 31, 1996 and cannot be renewed.

     3. Recent Exploration History. In 1984, the Registrant entered into a joint venture with Tenneco Minerals, Incorporated to conduct a program of geological mapping, geochemical surveying, geophysics and core drilling. Tenneco terminated its interest in the property in 1985; the usual reason for such termination is the failure to locate commercially minable mineralization. Based on the results of the 1984-1985 work, a mineralized tonnage of 426,345 tons grading 0.056 ounces of gold per ton at a cut-off grade of 0.01 ounces per ton was determined to exist on the Russell tract at that time. The Registrant has possession of all maps and records from the 1984-1985 work.

     Further exploration drilling was conducted by the Registrant during late 1989 and early 1990, resulting in a significant increase in the mineralized tonnage. The mineralized tonnage reported below was compiled in August 1990 using the results of that drilling. From August 1992 through mid-1993, the Registrant conducted additional limited exploration on its North Carolina properties, focused primarily on this property, consisting of additional rock chip and soil sampling, trenching and drilling. Although some of the drilling results from the recent exploration program were encouraging, the Registrant has not yet obtained a revised estimate of the mineralized tonnage based on the recent drilling results and therefore is not in a position to quantify any change in the proven and probable mineralized tonnage at this property resulting from its most recent drilling program. The Registrant has no current plans for further exploration at this property in 1997.

     4. Mineralized Tonnage. Based on all drilling and exploration data available through mid-1990, David C. Jonson, independent consulting geologist, of Golden, Colorado compiled an estimate of the gold mineralization at the Russell-Coggins property in August 1990 as follows:

            Geologically Proven and Probable Gold Mineralization
            ----------------------------------------------------
                 (cut-off grade equals 0.01 ounces per ton)

                        Tons           Grade (ounces/ton)
                      ---------        ------------------
                      4,127,720              0.051

Note that tonnages and grades do not account for any mining dilution or losses in recovery. Jonson's proven tonnage includes mineralization within 50 feet of drill holes or pit assays on a section, and probable tonnage includes mineralization within an additional 50 feet. Grade and tonnage are based on atomic absorption assays as well as fire assays where available. Three assays of greater than 2.6 oz/ton were reduced to 0.5 ounces of gold per ton.

     This information does not reflect the results of exploration work that was conducted on the property from late 1992 through mid-1993.

     This information should not be construed as an estimate of commercially minable ore reserves, as no feasibility studies have been made. The Registrant has not yet done sufficient drilling and analysis or metallurgical testing of the mineralization and therefore is unable to estimate the extraction dilution and processing recovery factors, or whether this mineralization could be mined and processed economically. Consequently, there is no assurance that a commercially minable ore reserve exists on this property unless and until further geologic work and drilling and a final legal-economic feasibility study is conducted.

B.  Star Property

     1. Location. This property is located approximately two miles west of Star, Montgomery County, North Carolina, on State Road 1340 which bisects the property. The property is accessible by a paved road which is open all year.

     2. Leases. The property consists of four leased tracts of land. Two tracts totaling 173 acres are held by the Registrant under a Mineral Lease dated February 6, 1981, as amended on May 22, 1987, March 25, 1989, February 6, 1993 and February 6, 1995. Annual advance royalty payments are $2,082 and are paid through February 6, 1997. Annual advance royalties paid will be credited against annual production royalties of 4% of net smelter returns if the property is brought into production. This lease continues after the tenth year as long as mining commences during the first ten years and annual production royalties of 4% of net smelter returns commencing in the eleventh year yield not less than the advance royalty paid in the tenth year. Under the terms of the lease, the Registrant has a right of first refusal to lease or purchase such land on the same terms offered by or to any third party. The Registrant can at any time release any part of the leased property and reduce the rent or advance royalties payable under the terms of the lease proportionate to such release. The lease will not be renewed by the Registrant.

     A third tract of 445 acres is held by the Registrant under a Mineral Lease dated June 22, 1981, and as amended on June 21, 1991. Annual rental payments for years 11 though 15 were $2,000 and were paid through June 22, 1996. No additional lease payments will be made, resulting in the lease terminating on June 21, 1997.

     A fourth tract, approximately 169 acres, is held by the Registrant under a Mineral Lease dated December 18, 1980, also under similar terms, except that rental payments are $1,690 per year indefinitely and no production is required. If production commences, similar production royalties are payable by the Registrant.

     3. Recent History. The Registrant entered into a joint venture with Kennecott Minerals Company to explore the property in 1983. Approximately 2,000 feet of backhoe trenching and sampling were conducted during this program. Four of the geochemical targets discovered by this work were tested by shallow diamond core drill holes. Mineralization was not of economic interest at that time, and Kennecott chose not to fund the program beyond one year. Only a shaft and related structures remain from prior activities conducted on the property during the 1950's. Numerous old abandoned shallow pits and test shafts, now caved, are scattered over the property.

     4. Exploration. Because exploration work at other property areas has a higher priority and the Registrant has limited staff, resources and facilities, there was no exploration activity at this property in 1996. Consequently, there is no assurance that a commercially minable ore reserve exists on this property unless and until further geologic work and drilling and a final legal-economic feasibility study is conducted.

C. Jones-Keystone Property

     1. Location. This property is located approximately 12 miles west of Asheboro, in Randolph County, North Carolina, and can be reached by traveling southwest on paved State Road 1344 for 1.2 miles from its intersection with U.S. Highway 64 and then east on an unpaved road for 0.8 miles. The roads are open all year.

     2. Leases. The property consists of two contiguous tracts of land. A 240 acre tract is held under a Mineral Lease dated December 18, 1980, as amended December 18, 1993. Annual advance royalties are $2,400 per year through 1998 and are paid through December 18, 1997. If mining has commenced during the initial fourteen year term of this lease, the term of this lease shall continue as long as annual production royalties of 4% of net smelter returns for each lease year after the fourteenth year of the term are not less than the advance royalties paid during the fourteenth year of the lease term. This lease shall terminate on the last day of any lease year that royalty payments are not in such amount. This lease includes an option to purchase the tract for $300,000 plus 10% for each lease year after December 18, 1982 until the option is exercised. Under the terms of the lease, the Registrant has a right of first refusal to lease or purchase such land on the same terms offered by or to any third party.

     The other tract is 156 acres held under a Mineral Lease dated February 9, 1983, as amended February 9, 1992. Annual advance royalties are $1,560 per year through 1998 and are paid through February 8, 1998. If mining has commenced during the initial fourteen year term of this lease, the term of this lease shall continue as long as annual production royalties of 4% of net smelter returns for each lease year after the first fourteen years of the term are not less than the advance royalties paid during the fourteenth year of the term. This lease shall terminate on the last day of any such lease year that royalty payments are not in such amount. Under the terms of the lease, the Registrant has a right of first refusal to lease or purchase such land on the same terms offered by or to any third party.

     3. Recent History. American Smelting and Refining Company drilled three diamond core holes on the property in 1969, and the Registrant has possession of these results. U.S. Borax and Chemical Company drilled the property after that, but the Registrant has no knowledge of the results. These major companies with greater financial resources and larger technical staffs than the Registrant decided not to explore further or to develop the property. Only two abandoned open pits and four shafts of unknown depth are known on the property.

     4. Exploration. During 1990, two trenches were dug along the trend of old mine workings. Samples of rock indicated low grade mineralization was present in each trench. No exploration work was conducted in 1991 or 1992. In 1993, the Registrant conducted limited IP geophysics. One core hole was drilled to test one geophysical anomaly. This hole intersected over two hundred feet of anomalous gold. No exploration was conducted in 1994, 1995 or 1996. Consequently, there is no assurance that a commercially minable ore reserve exists on this property unless and until further geologic work and drilling and a final legal-economic feasibility study is conducted.

                                   *  *  *  *

Property Acquisitions. The Registrant holds purchase options on several property tracts. In addition, the Registrant may attempt to purchase or lease other tracts. Opportunities to acquire new mineral rights and properties, some of which have already had drilling and exploration work done on them, may also be brought to the Registrant's attention from time to time. The Registrant has no current plans to acquire any additional tracts. It is not known whether the acquisition of rights in other properties near the Haile Property may be considered in the future.

Office Facilities. The Registrant leases approximately 500 square feet of office space for its corporate headquarters in Charlotte, North Carolina under a month-to-month lease. The Registrant also rents a small office in New York City and in October 1994 signed a five year lease on this office, a portion of which it subleases to another individual.

ITEM 3. LEGAL PROCEEDINGS.

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

     Following the court's November 2, 1995, order, the defendant, Amax Gold Inc., removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. The civil conspiracy claim was later dismissed. Discovery is substantially completed. On August 19, 1996, Amax Gold filed a motion for summary judgement. A hearing on this motion was held on November

25, 1996 before a Magistrate Judge, who recommended on January 17, 1997 that Amax Gold's motion for summary judgement be denied. The Magistrate's recommendation is now before the Federal District Judge. It is currently anticipated that the case will be called for trial during the term of court beginning in mid-August 1996.

     On May 24, 1995, Lancaster Mining Company, Inc. filed a demand for arbitration with the American Arbitration Association alleging the breach by plaintiffs of obligations under the Venture Agreement. The defendant sought to recover costs incurred, and has taken the position that "future costs are not waived, but are specifically preserved." The Registrant has taken the position before both the court and the American Arbitration Association that the dispute is not arbitrable under the terms of the Venture Agreement, and objected to the arbitration proceedings. Nevertheless, the arbitration proceedings were conducted in early 1996 before an arbitration panel of the American Arbitration Association.

     On March 5, 1996, the arbitration panel rendered an award calling for the Registrant to pay approximately $1,370,000 of the disputed expenses to a subsidiary of AGI. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, were to be borne equally by the parties. In August 1996, the award was confirmed by the U.S. District Court in South Carolina and judgment was entered on the award.

     On September 9, 1996, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina. Such filings automatically stayed the enforcement of the judgement on the arbitration award. After a hearing, the Bankruptcy Court dismissed the petitions on October 30, 1996, thereby terminating the automatic stay. Following dismissal of the bankruptcy proceedings, Lancaster Mining Company, Inc. commenced proceedings to enforce its judgement. The Registrant paid the judgement in full in December 1996.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     Not applicable.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Registrant's Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers OTC Bulletin Board. Prior to January 26, 1996, the Registrant's Common Stock was traded in the over-the-counter market and was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol PIED.

The high and low bid prices for the Common Stock as reported on the NASDAQ Bulletin Board for each quarterly period during 1995 and 1996 (which reflect inter-dealer prices without markup, markdown or commissions and which may not represent actual transactions) were as follows:

                                         Bid Prices ($)
                                         --------------
                                           High   Low
                                           ----  -----
               1995
               First Quarter               .93   .625
               Second Quarter              .69   .25
               Third Quarter               .44   .31
               Fourth Quarter              .41   .19

               1996
               First Quarter               .938  .310
               Second Quarter              .812  .500
               Third Quarter               .625  .281
               Fourth Quarter              .440  .187


     The Registrant had 320 shareholders of record as of March 31, 1997.

     The Registrant has paid no cash dividends and does not currently expect to pay any cash dividends in the foreseeable future.

     On December 9, 1996, the Board of Directors of the Registrant authorized the issuance of up to $300,000 principal amount of Convertible Notes to members of the Board of Directors. Pursuant to such authorization, the Registrant issued $290,000 principal amount of Convertible Notes to five directors and an accredited investor. The Convertible Notes mature June 30, 1997 and are convertible into shares of the Registrant's Common Stock at $.40 per share from March 31, 1997 until maturity.

     On December 14, 1996, the Registrant's Board of Directors authorized the issuance of up to 2,000,000 shares of the Registrant's Common Stock in privately negotiated transactions with accredited investors pursuant to Rule 506 of regulation D under the Securities Act of 1933. The Registrant sold 1,400,000 shares at $.40 per share pursuant to this authorization for net proceeds of approximately $560,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     The Registrant's principal operations prior to mid-1992, other than its exploration activities, were the mining and production of gold at the Haile Property, which accounted for most of the Registrant's revenues to date. On March 15, 1991, the Registrant entered into an Option and Earn-In Agreement with AGI pursuant to which AGI was granted an option to acquire a 62.5% undivided interest in the Haile Property. In connection with its entering into the Option and Earn-In Agreement and AGI's exploration activities at the Haile Property during the option period thereunder, the Registrant began to phase out its shallow, open-pit mining operations at the Haile Property in March 1991 and suspended mining and hauling in August 1991. AGI exercised its option on May 1, 1992, and the Registrant and AGI formed the Haile Mining Venture on July 1, 1992 to further explore, evaluate, and, if warranted, develop and operate a large-scale mining operation at the Haile Property. The Registrant has an undivided 37.5% interest in the Venture's assets and revenues. Recovery and production of gold from the leaching of ore previously mined continued in 1991 and 1992 for the account of the Registrant until the formation of the Venture, and for a short period thereafter for the account of the Venture.
Consequently, the Registrant's results of operations during the three years ended December 31, 1996 primarily reflect the property maintenance activities at the Haile property, the legal proceedings relating to the Haile Mining Venture and the Registrant's general and administrative expenses.

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

Results of Operations

1996 Compared to 1995

     There were no sales and no mine operating expense in 1996 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

     General and administrative expense decreased 7% due to a decrease in salaries and general corporate overhead.

     Professional fees increased 81% due to an increase in required legal services primarily as a result of the litigation against AGI.

     There was no stock appreciation rights and awards expense accrued in 1996.

     Exploration expense declined 29% principally due a decrease in lease expense for the Registrant's North Carolina properties.

     There was no interest expense in 1996 because the Registrant had no borrowings.

     Interest and other income increased 12% due principally to the interest earned on invested cash.

     The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Haile Mining Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $521,000 in 1996. The amortization of deferred gain was 23% lower than in 1995 due a lower level of Venture activity and expenditures.

     The Registrant sold all of its remaining shares of AGI Common Stock in 1996 for total proceeds of $1,537,000, generating a net gain of $15,000.

     The Registrant adopted Financial Accounting Standards No. 109 ("FAS 109") in the first quarter of 1993. Adoption of FAS 109 did not affect the Company's results of operations in 1996. The Company has deferred tax assets totalling approximately $4.0 million at December 31, 1996 which have been fully reserved through a valuation allowance as reflected in Note 6 to the consolidated financial statements.

     The Registrant's net loss of $1,057,000 in 1996 was due to the factors set forth above.


1995 Compared to 1994

     There were no sales and no mine operating expense in 1995 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

     General and administrative expense decreased 16% due to a decrease in salaries and general corporate overhead.

     Professional fees increased 123% due to an increase in required legal services primarily as a result of the pending litigation against AGI.

     There was no stock appreciation rights and awards expense accrued in 1995.

     Exploration expense declined 13% principally due a decrease in lease expense for the Registrant's North Carolina properties.

     Interest expense decreased 78% due to a decrease in short term borrowings by the Registrant in 1995.

     Interest and other income increased from $1,000 to $25,000 due principally to the interest earned on invested cash.

     The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of the Registrant's share of the Haile Mining Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $2,046,000 in 1995, which included the $1,370,000 accrued arbitration award. Exclusive of the arbitration award expense, the amortization of deferred gain was 32% lower than in 1994 due a lower level of Venture activity and expenditures.

     The Registrant's investment in AGI Common Stock was carried at its aggregate fair value of $1,830,000 as of December 31, 1995. The unrealized gain, calculated based on the difference between fair value and the adjusted cost basis of the shares, in the amount of $505,000 is recorded in shareholders' equity net of related deferred income taxes of $197,000. The Registrant sold 747,600 shares of AGI Common Stock in 1995 for total proceeds of $3,988,000 and generating a net gain of $64,000.

     The Registrant recorded a deferred income tax benefit of $197,000 for the year ended December 31, 1995 relating principally to a reduction in the valuation allowance against deferred tax assets. This reduction was directly attributable to the accounting for the unrealized gain on the AGI Common Stock. The offsetting tax expense relating to the unrealized gain on the AGI Common Stock is recorded as an adjustment to shareholders' equity as referred to above.

     The Registrant adopted Financial Accounting Standards No. 109 ("FAS 109") in the first quarter of 1993. Adoption of FAS 109 did not affect the Company's results of operations in 1995. The Company has deferred tax assets totalling $3.8 million at December 31, 1995 which have been fully reserved through a valuation allowance as reflected in Note 6 to the consolidated financial statements.

     The Registrant's net loss of $660,000 in 1995 was due to the factors set forth above.

Financial Condition, Liquidity and Capital Resources

     The Registrant's financial condition and liquidity continued to decline in 1996 due primarily to the accounting charge for 37.5% of the costs and expenses of the Haile Mining Venture, the payment of the arbitration award and various corporate costs without any offsetting revenues. Working capital decreased to ($643,000) at December 31, 1996, compared with $658,000 at the end of 1995.

     The Registrant's principal source of liquidity during 1996 was from the sale of all of the remaining shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property, which the Registrant began to liquidate in January 1995. Proceeds from the sale of such shares were also used to repay previous borrowings against such shares made in 1993 and 1994. In late 1996, the Registrant completed the sale of the shares
of AGI Common Stock.   The net proceeds from such sale were used to pay most of
the arbitration award. In addition, in December 1996, the Registrant completed a sale of 1,400,000 shares of Common Stock and issued $290,000 of Notes convertible into Common Stock. The net proceeds from such sales were approximately $850,000, a portion of which was used to pay the remainder of the arbitration award. At March 30, 1997, the Registrant had approximately $557,000 in cash or cash equivalents.

     The Registrant believes that its current cash position may provide sufficient capital resources for its continued operations (including the costs of pursuing the lawsuit against AGI) through the end of 1997. However, additional financing will be required to develop and commence mining operations at the Haile Property or if there is no favorable resolution of the litigation
during 1997.   Additional financing for such purposes could be sought through the issuance of additional shares of the Registrant's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Registrant currently has no commitments for any such additional financing, and there is no assurance that the Registrant could obtain any such additional financing if and when needed.

ITEM 7. FINANCIAL STATEMENTS.

     The following reports of independent accountants and financial statements are filed under this Item 7:

     Reports of Independent Accountants

     Consolidated balance sheets - December 31, 1996 and 1995.

     Consolidated statements of operations - years ended December 31, 1996 and 1995.

     Consolidated statements of cash flows - years ended December 31, 1996 and 1995.

     Notes to consolidated financial statements (including Changes in Shareholders' Equity in Note 7)

                        Independent Auditors' Report



To the Board of Directors and Shareholders of Piedmont Mining Company, Inc.


We have audited the accompanying consolidated balance sheet of Piedmont Mining Company, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piedmont Mining Company, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's future operations are substantially dependent on the outcome of the Haile Mining Venture ("the Venture"). The Venture's operations have consisted primarily of drilling and engineering studies to further ascertain the existence and commercial value of ore reserves. Since the beginning of 1994, Venture activities have been limited primarily to property maintenance, evaluation work and environmental studies. There has been no further drilling since January 1994, and in September 1994 the Company was notified by its co-venturer that it had decided to pursue the sale of its interest in the Venture.

As discussed in Note 11 to the consolidated financial statements, the Company filed a lawsuit on March 29, 1995, against its co-venturer for breach of its obligations under the Venture Agreement and Management Agreement for the Venture and is seeking actual and punitive damages. The ultimate outcome of this litigation cannot presently be determined. In addition, the Company's co-venturer reallocates certain reclamation and environmental costs of the Venture 100% to the Company that it claims are subject to indemnification provisions of the Venture agreement. In March, 1996, an arbitration panel rendered an award that required the Company to pay $1,370,000 of such designated costs through August, 1995. The award was paid in full during 1996. The Company is disputing future cost reallocations.

(Continued)


The conditions and events discussed in the two preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters and the uncertainties associated with the ongoing dispute with the co-venturer are discussed in Note
11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the Company's policy to expense the costs of reclamation on an ongoing basis as mining operations are performed. Reclamation and shutdown costs to be incurred when mining operations are closed should be provided over the period of operations of the mine based upon management's periodic assessment of such ultimate costs. Management has made no assessment of the ultimate costs to be incurred when mining operations are closed since the Company entered into the Haile Mining Venture (See Notes 2 and 11), because the amount of such costs cannot be reasonably estimated.


/s/ GLEIBERMAN SPEARS SHEPHERD & MENAKER, P.A.



Charlotte, North Carolina
April 4 , 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Piedmont Mining Company, Inc.


In our opinion, the consolidated balance sheet and the related consolidated statements of operations and of cash flows as of and for the year ended December 31, 1995 (appearing on pages 33 through 48 of the Piedmont Mining Company, Inc. 1996 Annual Report on Form 10-KSB) present fairly, in all material respects, the financial position, results of operations and cash flows of Piedmont Mining Company, Inc. and its subsidiaries as of and for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Piedmont Mining Company, Inc. and its subsidiaries for any period subsequent to December 31, 1995.

As discussed in Note 2 to the financial statements, the Venture's operations have consisted primarily of drilling and engineering studies to further ascertain the existence, location, quality, quantity and commercial value of ore reserves, as well as ongoing permitting and environmental studies and property maintenance. There has been no further drilling since January 1994, and in September 1994 the Company was notified by its co-venturer that it had decided to pursue the sale of its interest in the Venture. Since the beginning of 1994, Venture activities have been limited primarily to property maintenance, engineering and evaluation work and environmental studies.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has disputed a claim made by its co-venturer in the Haile Mining Venture regarding certain venture costs. In March 1996, an arbitration panel rendered an award which called for the Company to pay approximately $1,370,000 of the disputed costs to the co-venturer. If such award is upheld and becomes payable, the Company's liquid assets would be substantially depleted which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter, and the uncertainties associated with an ongoing dispute with the co-venturer, are discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE LLP


Charlotte, North Carolina
April 4, 1996

               PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996 AND 1995

                                   ASSETS

                                                                           1996            1995
                                                                       ------------    -----------
Current assets:
 Cash and cash equivalents                                              $   700,000    $   782,000
 Investments in Amax Gold Inc. common stock (Notes 2, 3 and 5)                           1,830,000
 Accounts receivable                                                                        28,000
 Prepaid expenses                                                             1,000
                                                                       ------------    -----------

   Total current assets                                                     701,000      2,640,000


Property and equipment, net (including $227,000 and $245,000
  relating the Haile Mining Venture) (Note 4)                               263,000        286,000
Deferred costs, net of accumulated amortization (including
  $1,536,000 relating to the Haile Mining Venture)                        1,754,000      1,754,000
Other assets                                                                  3,000          4,000
                                                                       ------------   ------------
                                                                       $  2,721,000   $  4,684,000
                                                                       ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Notes payable (Note 7)                                                $    290,000
 Accounts payable (including $246,000 and $234,000 relating
   to the Haile Mining Venture)                                             267,000   $    288,000
 Accrued salaries and wages                                                   4,000          9,000
 Accrued venture costs (Note 11)                                            783,000        315,000
 Accrued arbitration award (Note 11)                                                     1,370,000
                                                                                      ------------
   Total current liabilities                                              1,344,000      1,982,000
                                                                       ------------   ------------
Accrued reclamation costs (Note 11)                                         125,000        125,000
                                                                       ------------   ------------
Deferred gain, net of accumulated amortization of $6,862,000 and
$6,341,000 (Note 2)                                                         157,000        678,000
                                                                       ------------   ------------
Uncertainties and contingencies (Notes 2, 11 and 12)
Shareholders' equity (Notes 7, 8 and 9):
 Common stock, no par value; authorized 100,000,000
   shares; issued and outstanding 16,443,869 shares, 1996;
   15,043,869 shares, 1995                                               11,717,000     11,157,000
 Contributed capital                                                        317,000        317,000
 Accumulated deficit                                                    (10,939,000)    (9,882,000)
 Unrealized gain on securities, net of tax (Note 3)                                        307,000
                                                                       ------------   ------------
                                                                          1,095,000      1,899,000
                                                                       ------------   ------------
                                                                       $  2,721,000   $  4,684,000
                                                                       ============   ============


                See notes to consolidated financial statement.

                PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                     1996         1995
                                                                 -----------  -----------
Net sales                                                        $            $
Cost of sales:
 Depreciation expense (Note 4)                                         9,000       10,000
 Haile Mining Venture expenses (Notes 2 and 11)                      521,000    2,046,000
 Amortization of deferred gain (Notes 2 and 11)                     (521,000)  (2,046,000)
                                                                 -----------  -----------

                                                                       9,000       10,000
                                                                 -----------  -----------
Other expenses (income):
 General and administrative                                          579,000      621,000
 Exploration                                                          10,000       14,000
 Professional fees                                                   502,000      277,000
 Interest expense                                                                  27,000
 Gain on sale of assets                                              (15,000)     (67,000)
 Interest and other income                                           (28,000)     (25,000)
                                                                 -----------  -----------
                                                                   1,048,000      847,000
                                                                 -----------  -----------

Loss before income taxes                                          (1,057,000)    (857,000)
Income tax benefit (Note 6)                                                       197,000
                                                                 -----------  -----------

Net loss                                                         $(1,057,000) $  (660,000)
                                                                 -----------  -----------

Net loss per common share                                              ($.07)       ($.04)
                                                                 -----------  -----------

Weighted average number of common shares outstanding
(Note 8)                                                          15,105,239   15,043,869
                                                                 ===========  ===========




                See notes to consolidated financial statement.

                PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                         1996             1995
                                                     -----------      -----------
Cash flows from operating activities:
 Net loss                                            $ (1,057,000)    $  (660,000)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                            39,000           46,000
  Deferred income taxes                                                  (197,000)
  Amortization of deferred gain                         (521,000)      (2,046,000)
  Accrued arbitration award                           (1,370,000)       1,370,000
  Gain on sale of assets                                 (15,000)         (67,000)
  (Increase) decrease in:
   Accounts receivable                                    28,000
   Prepaid expenses                                       (1,000)
   Other assets                                            1,000
  Increase (decrease) in:
   Accounts payable and other accrued expenses           (26,000)          62,000
   Accrued venture costs                                 468,000          315,000
                                                     -----------      -----------
Net cash used in operating activities                 (2,454,000)      (1,177,000)
                                                     -----------      -----------
Cash flows from investing activities:
 Proceeds from sale of Amax Gold Inc. stock            1,537,000        3,988,000
 Purchase of property and equipment                      (16,000)         (54,000)
 Proceeds from sale of equipment                           1,000            3,000
                                                     -----------      -----------
Net cash provided by investing activities              1,522,000        3,937,000
                                                     -----------      -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                  560,000
 Proceeds from (repayment of):
  Loan from Amax Gold Inc.                                             (1,129,000)

  Notes payable                                          290,000         (940,000)
                                                     -----------      -----------
Net cash provided by (used in) financing activities      850,000       (2,069,000)
                                                     -----------      -----------
Increase (decrease) in cash and cash equivalents         (82,000)         691,000
Cash and cash equivalents at beginning of year           782,000           91,000
                                                     -----------      -----------
Cash and cash equivalents at end of year             $   700,000      $   782,000
                                                     ===========      ===========


                See notes to consolidated financial statement.

                PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995




1.  Description of business and summary of significant accounting policies:

    Description of business:

    The Company is principally engaged in the investment in, exploration of and development of gold properties.

    Principles of consolidation:

    The accompanying consolidated financial statements include the accounts of Piedmont Mining Company, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Use of estimates:

    The timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the recoverability of deferred costs, accrued Venture costs and accrued reclamation costs. It is reasonably possible that a change in one or more of these estimates could occur in the near term due to the uncertainties described in Note 11.

    Cash and cash equivalents:

    The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

    Investments:

    The Company's investment in Amax Gold Inc. common stock has been accounted for as available-for-sale and stated at market.

    Deferred costs:

    Development costs and costs of obtaining mineral rights are deferred until the related properties reach the production stage, and then they are amortized on a units-of-production basis.

    Exploration costs:

    Exploration costs are expensed as incurred.

    Reclassifications:

    Certain amounts reported in the 1995 financial statements have been reclassified to conform with the current year presentation.

                PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995




1. Description of business and summary of significant accounting policies (continued):

    Reclamation:

    Certain reclamation is performed and expensed on an ongoing basis as mining operations are performed. Reclamation and shutdown costs to be incurred when mining operations are closed are provided over the period of operation of the mine based upon management's periodic assessment of such ultimate costs (See Note 11).

    Property and equipment and depreciation:

    Property and equipment are recorded at cost and depreciation over the estimated useful lives of the assets using the straight-line method.

    Financial instruments:

    The estimated fair value of the Company's cash and cash equivalents and notes payable approximates the carrying amounts due principally to their short maturities.

    Impairment of long-lived assets:

    Effective January 1, 1996, the Company adopted Statement of Financial
     Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (SFAS 121). SFAS 121 requires the recognition of impairment losses on long-lived assets when facts and circumstances indicate that impairment may exist. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

    Income taxes:

    The Company provides for income taxes under Statement of Financial
     Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. SFAS 109 requires that a valuation allowance be established, if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized.

    Net loss per common share:

    Net loss per common share is computed based on the weighted average number of shares of Common Stock outstanding during the year. Stock options and unearned stock awards have been excluded from the calculation of net loss per common share because they are not dilutive.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




2.  Haile Mining Venture:

    On March 15, 1991, the Company and Amax Gold Exploration, Inc., a wholly-owned subsidiary of Amax Gold Inc., (collectively, "Amax"),entered into an Option and Earn-In Agreement (the "Agreement"), pursuant to which the Company granted Amax an option (the "Option") to acquire a 62.5% undivided interest in the Company's Haile Mine properties and certain equipment and improvements (the "Property"), and then to enter into a joint venture with the Company to further explore, develop and mine the Property.

    As consideration for the Option, Amax paid the Company $1,000,000 in cash on March 15, 1991, and agreed to pay on behalf of the Company the principal and interest on certain notes issued by the Company. The total payments on the notes approximated $1,072,000. In addition, Amax agreed to provide a guaranty or other financial support necessary to enable the Company to increase its reclamation bond on the Property by approximately $750,000 during the Option period. Amax conducted and funded all the exploration costs during such period.

    On May 1, 1992, Amax exercised the Option, and the Company received
     $1,750,000 in cash and 1,000,000 unregistered shares of Amax common stock (valued upon receipt by the Company at $5,550,000). In addition, Amax assumed 62.5% or $625,000 of the Company's note obligation to MMC Holding, Inc. (See Note 3).

    Pursuant to the Agreement, the Company and Amax formed a venture (the
     "Haile Mining Venture" or the "Venture") to further explore, evaluate and, if warranted, develop and operate a gold mine at the Property. Amax manages and controls the Venture. Amax and the Company have 62.5% and 37.5% undivided interests, respectively, in the Venture's assets and liabilities. Costs of the Venture are to be borne by each party based on its respective interest, and the ultimate gold produced by the Venture, if any, is to be taken by the parties in kind. Accordingly, the applicable captions of the Company's financial statements reflect its share of the Venture's assets, liabilities and costs.

    The Agreement further provides that in the event that either party fails to pay its proportionate share of the Venture's costs, the other party may pay the non-paying party's share of such costs, in which case the interest of the non-paying party in the Venture may be diluted (See Note 11).

    The $7,019,000 excess of the fair value of the consideration received from Amax over the carrying value of the Property sold and liabilities assumed was reflected as a deferred gain because of the Company's intent to fund its share of the costs of the Venture, and such amount was expected to exceed the amount of the deferred gain. The Company is amortizing the deferred gain to income in amounts equal to the sum of the Company's share of the Venture's costs and expenses and the Company's other direct costs of participation in the Venture. The Company is charging these costs to expense as incurred because the Company and Amax have not yet made a decision to develop an operating mine at the Property (See Note 11).

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



2.  Haile Mining Venture (continued):

    A summary of the assets and liabilities included in the accompanying balance sheets that are associated with the Company's interest in the Venture is as follows:


                                                                               December 31,
                                                                            1996         1995
                                                                         ----------   ----------
      Property and equipment                                             $  227,000   $  245,000
      Deferred costs                                                      1,536,000    1,536,000
      Trade accounts payable                                               (246,000)    (234,000)
                                                                         ----------   ----------
      Company's net investment in Venture (excluding deferred
       gain of $157,000 and $678,000)                                    $1,517,000   $1,547,000
                                                                         ==========   ==========

    In contemplation of the formation of the Venture described above, the Company suspended its mining and hauling operations in August 1991. On June 30, 1992, leaching and recovery of gold ceased for the account of the Company and commenced for the account of the Venture with Amax taking its 62.5% of the gold production. Such leaching and recovery of gold ceased in 1992.

    The Venture's operations have consisted primarily of drilling and engineering studies to further ascertain the existence, location, quality, quantity and commercial value of the ore reserves, as well as ongoing permitting and environmental studies and property maintenance. There has been no further drilling since January 1994, and in September 1994 the Company was notified by Amax that it intended to pursue the sale of its interest in the Venture. Since the beginning of 1994, Venture activities have been limited primarily to property maintenance, evaluation work and environmental studies.

    Should the venturers (including any successor to the interest of Amax in the Venture) decide to develop an operating mine, it is expected that the Venture would construct a processing facility for gold production at the Haile Property. The size and complexity of such processing facility cannot be determined until the venturers complete the work necessary to make a production decision and establish a mining plan for the Haile Property. Accordingly, management cannot estimate with precision the cost of construction and related costs to be incurred if the venturers were to decide to begin production. Based upon a preliminary feasibility study prepared for Amax in late 1991, the total cost of developing and commencing operations ranged up to approximately $80 million, of which the Company's 37.5% share could range up to approximately $30 million. Should a production decision be made, the Company would probably seek to finance its share of such costs through debt financing (either directly by the Company or through project financing by the Venture) and/or by raising additional equity capital. No such production decision has been made.

    See Note 11 for further discussion regarding uncertainties and contingencies relating to the Haile Mining Venture.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995





3.  Investment in Amax Gold Inc. common stock:

    In 1995, the Company began selling in the open market shares of the Amax common stock it acquired upon exercise of the Amax Option described in
     Note 2. The Company sold 252,400 shares at an average price of approximately $6.09 per share during 1996 with total proceeds of $1,537,000 and a net gain on the sales of $15,000. The Company sold 747,600 shares at an average price of approximately $5.34 per share during 1995 with total proceeds of $3,988,000 and a net gain on the sales of $64,000.

    The Company recorded a $300,000 writedown in 1994 reflecting what was considered at that time an "other than temporary" decline in the market value of the Amax common stock held as of December 31, 1994. The adjusted cost basis of such stock was $5.25 per share as compared to fair value of $7.25 at December 31, 1995.

    The proceeds from the sales of the Amax common stock have been used to repay indebtedness including the arbitration award and to fund operations.

4.  Property and equipment:

                                                    1996            1995
                                                  --------        --------
        Land                                      $149,000        $149,000
        Buildings and improvements                 122,000         122,000
        Machinery and equipment                    309,000         335,000
                                                  --------        --------
                                                   580,000         606,000
        Less accumulated depreciation              317,000         320,000
                                                  --------        --------
                                                  $263,000        $286,000

5.  Borrowings:

    The Company had a credit arrangement with a broker that was secured by the Company's unpledged shares of Amax stock. Borrowings could be obtained under this arrangement at 8.25% interest based on the number of shares subject to pledge and the market value of such shares, among other factors. Amounts borrowed under this arrangement were repaid in full in 1995.

    Cash paid for interest on all borowings was $156,000 for the year ended
     December 31, 1995.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




6.  Income taxes:

    The provision (benefit) for income taxes is summarized as follows:


                                                       1996            1995
                                                    ----------     ----------
  Current:
   Federal
   State



  Deferred:
   Federal                                                         $ (170,000)
   State                                                              (27,000)
                                                                   ----------
                                                                     (197,000)
                                                    ----------     ----------
  Income tax benefit                                $   -0-        $ (197,000)
                                                    ==========     ==========

    A reconciliation of the income tax benefit computed using the statutory rate to the amount recorded is as follows:


                                                       1996           1995
                                                    ----------     ----------
  Tax benefit at U.S. federal statutory rate        $ (359,000)    $ (291,000)
  Effect of state tax, net                             (48,000)       (38,000)
  Change in valuation allowance                        422,000       (178,000)
  Other                                                (15,000)       310,000
                                                    ----------     ----------
  Income tax benefit                                $   -0-        $ (197,000)
                                                    ==========     ==========

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995





6.  Income taxes (continued):

    Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            1996          1995
                                                         -----------   ----------
     Deferred tax liabilities:
      Unrealized gain on investment securities           $       -0-    ($197,000)
      Depreciation                                           (36,000)     (42,000)
      Deferred costs                                        (535,000)    (472,000)
                                                         -----------   ----------
      Gross deferred tax liabilities                        (571,000)    (711,000)
                                                         -----------   ----------
     Deferred tax assets:
      Deferred gain and accrued arbitration award             61,000      790,000
      N et operating loss carryforward                     3,853,000    2,838,000
      Investment tax and AMT credit carryforwards             86,000       86,000
      Other                                                   45,000       49,000
                                                         -----------   ----------
     Gross deferred tax assets                             4,045,000    3,763,000


     Valuation allowance                                  (3,474,000)  (3,052,000)
                                                         -----------   ----------

     Deferred tax asset after valuation allowance            571,000      711,000
                                                         -----------   ----------
     Net deferred tax asset (liability)                  $   -0-       $   -0-
                                                         ===========   ==========

    At December 31, 1996, the Company had approximately $11,332,000 of net operating loss carryforwards, which expire in varying amounts through the year 2011. Also at December 31, 1996, the Company had an AMT credit carryforward of $54,000 and an investment tax credit carryforward of $32,000 to offset future income tax liabilities.

    In the light of the Company's cumulative losses in recent years, management has established a valuation allowance of $3,474,000 against its deferred income tax assets at December 31, 1996, which reduces the carrying value of such assets to an amount equal to the sum of its offseting deferred income tax liabilities.

    The 1995 deferred tax benefit results principally from a reduction in the valuation allowance credited to income. This reduction was directly related to the accounting for the unrealized gain on investment securities. An offsetting income tax expense related to the increase in market value of the investment securities held is recorded as an adjustment to shareholders' equity as required by SFAS 115.

    The Company paid no income taxes in 1996 or 1995.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




7.  Notes payable:

    In December 1996, the Company issued $290,000 of convertible notes to officers, directors and a third party. The convertible notes accrue interest at 5% per annum and are due June 30, 1997. The holders of the notes have the right to convert all or any portion of the outstanding principal and accrued interest into shares of common stock at $.40 per share on or after March 31, 1997.

8.  Changes in shareholders' equity:

    An analysis of changes in shareholders' equity is as follows:


                                      Common      Common      Contributed  Accumulated
                                      shares      stock         capital      deficit        Other         Total
                                    ----------  -----------     -------   ------------   -----------   -----------
     Balance, January 1, 1995       15,043,869  $11,157,000     $317,000  $ (9,222,000)                $ 2,252,000

     Net loss for the year                                                    (660,000)                   (660,000)

     Unrealized gain on investment
      securities, net of tax                                                             $   307,000       307,000
                                    ----------  -----------     --------  ------------   -----------   -----------
     Balance, December 31, 1995     15,043,869   11,157,000      317,000    (9,882,000)      307,000     1,899,000

     Net loss for the year                                                  (1,057,000)                 (1,057,000)

     Issuance of common stock        1,400,000      560,000                                                560,000
                                    ----------  -----------     --------  ------------   -----------   -----------
     Unrealized gain on investment
      securities, net of tax                                                                (307,000)     (307,000)
                                    ----------  -----------     --------  ------------   -----------   -----------
     Balance, December 31, 1996     16,443,869  $11,717,000     $317,000  $(10,939,000)  $   -0-       $ 1,095,000
                                    ==========  ===========     ========  ============   ===========   ===========

    In December 1996, the Company completed the sale of 1,400,000 shares of its unregistered common stock to a group of accredited investors under Regulation D of the Securities Act of 1933 and received proceeds of $560,000.

    The Company has authorized 1,000,000 shares of $1 par value Preferred
     Stock, none of which is outstanding.

9.  Stock option plans and stock awards:

    The Company has adopted six stock option plans for officers, key employees and non-employee Directors: the 1985 Incentive Stock Option Plan (the
     "1985 Plan"); the 1988 and 1994 Stock Option Plans (the "1988 Plan" and the "1994 Employee Plan") and the 1989, 1991 and 1994 Nonqualified Stock Option Plans for non-employee Directors (the "1989 Plan," the "1991 Plan" and the "1994 Plan"). In addition, stock awards have been granted to certain officers and key employees (the "Stock Awards"). The shares issued or issuable under all such stock option plans and awards have been registered under the Securities Act of 1933. These plans and awards are described below:

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



9.  Stock option plans and stock awards (continued):

    1985 Plan:

     Options were granted under the 1985 Plan in February 1987 for 60,606 shares at $1.65 per share for a period of five years and 97,999 shares at $1.50 per share for a period of ten years. Further options were granted in December 1987 to purchase 61,000 shares at $1.75 per share for a period of ten years. No further options can be granted under the 1985 Plan. These options, which are generally non-transferable, became exercisable in installments in February 1989 and February 1990. The shares are registered under the Securities Act of 1933. Grantees of the options may request stock appreciation rights. Shares issued under the Plan cannot be sold, assigned, transferred, pledged or otherwise encumbered for a period of six months following such issuance. Shares and prices of Common Stock under option are subject to adjustment in certain events, principally stock dividends or splits or other recapitalizations. Options outstanding under the Plan were 43,333 at December 31, 1996 and 1995.

    1988 Plan:

     The 1988 Plan provides for the granting of options to purchase up to 500,000 shares of Common Stock. It allows for the grantiang of incentive stock options. In addition, the Plan provides that stock appreciation rights may be granted with respect to any option granted under the Plan. The options are to be granted under such provision, terms and conditions as the Compensation Committe of the Board of Directors of the Company determines. Incentive stock options are not to be granted at less than 100% of the fair market value of the shares on the date the options are granted and in no event may the option price be less than 110% of the fair market value of the shares on the date the option is granted to an over-ten-percent shareholder. No incentive stock option granted to an over-ten-percent shareholder cannot be exercised after the expiration of fice years from the grant date. Each option under the Plan requires the optioee to remain in the continous employment of the Company of the Company for a period of at least one year from the date of grant before the option becomes exercisable. Options were granted under the 1988 Plan in May, 1989 for 125,000 shares at $1.07 for a period of ten years. Further options were granted in march, 1990 for 35,000 shares at $1.85 per share for period of ten years. Further options were granted in July, 1991 for 103,500 shares at $1.57 per share for a period of ten years. Options outstanding under the Plan were 203,00 and 263,00 at December 31, 1996 and 1995, respectively.

    1989 and 1991 Plan:

     During 1989, the Company adopted a nonqualifies stock option plan for non-employee members of its Board of Directors. The plan granted to each non-employee Director on November 1, 19989, option s to purchase 30,000 shares of Common Stock (an aggregate of 210,000 shares) at $1.00 per share. Fifty percent of the options were exercisable after November 1, 1990, 1994, or when an optionee ceased to be a Director by reasons specified in the Plan. During 1991, the Company adopted a second nonqualified stock option plan for non-employee members of its Board of Directors. The plan granted to

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




9.   Stock option plans and stock awards (continued):

    1989 and 1991 Plan (continued):

      each non-employee Director on August 1, 1991, options to purchase an additional 30,000 shares of Common Stock (an aggregate of 180,000 shares) at $2.00 per share. Fifty percent of the options became exercisable after August 1, 1992, and the remaining options became exercisable after August 1, 1993. The options granted under the 1991 Plan expired on the earlier of August 1, 1996, or when an optionee ceased to be a Director by reasons specified in the 1991 Plan. The options were options were generally non-transferable. Options outstanding under the Plan were zero and 120,000 at December 31, 1996 and 1995, respectively.

    1994 Plan:

     During 1994, the Company adopted a nonqualified stock option plan for non-employee members of its Board of Directors. The 1994 Plan grants options to purchase 10,000 shares of Common Stock to each non-employee Director every six months beginning July 1, 1994, subject to an aggregate limit of 300,000 shares. Under the Plan options have been granted to purchase 200,000 shares of Common Stock through December 1996 at between $.32 - $1.34 per share (weighted average of $.75 per share). The option prices equal the average market value for a certain period as defined by the Plan prior to the date of grant. The options are exercisable immediately after the grant date. All options expire on the earlier of five years after the date of grant or when an optionee ceases to be a Director by reasons specified in the Plan. Options outstanding under the Plan were 200,000 and 120,000 at December 31, 1996 and 1995, respectively.

     During 1994, the Company also adopted a stock option plan for officers and key employees. Under the 1994 Employee Plan, options (which may be either incentive stock options or non-qualified stock options) may be granted to purchase up to 500,000 shares of Common Stock. The options are generally exercisable after six months from the grant date. Otherwise, the terms of the 1994 Employee Plan are comparable to those of the 1988 Plan described above. The Plan granted incentive stock options to purchase 75,000 shares of Common Stock in June 1994 at $1.25 per share, the market value at the date of grant. The options under both of the 1994 plans are generally non-transferable. Options outstanding under the Plan were 50,000 and 75,000 at December 31, 1996 and 1995, respectively.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




9.  Stock option plan and stock awards (continued):

    Option summary:

     The following table sets forth changes in the number of shares under option:


                                                                                            Price
                                                                             Shares         range
                                                                            --------      ----------
      Options outstanding at January 1, 1995                                 581,833      $ 1.07-2.00
      Granted                                                                 90,000         .44- .95
      Terminated                                                             (50,500)       1.34-2.00
                                                                            --------

      Options outstanding at December 31, 1995                               621,333       $ .44-2.00
      Granted                                                                 80,000         .32- .69
      Terminated                                                            (205,000)       1.25-2.00
                                                                            --------

      Options outstanding and exercisable at December 31, 1996               496,333       $ .25-1.57
                                                                            ========
      Options available for future grant at December 31, 1996                550,000


     Stock awards:

     During 1992, the Board of Directors approved an additional stock bonus plan (the "1992 Stock Bonus Plan for Non-affiliates") pursuant to which up to 100,000 shares of Common Stock may be awarded to the Company's employees, consultants or advisors who are not directors or executive officers. There were 65,000 shares of common stock available to be awarded at December 31, 1996 and 1995.

10.  Mining leases:

     The Company and Amax (in connection with the Haile Mining Venture) own undivided interests in the Haile Property and lease the remainder from third parties under leases of varying terms. In conjunction with the Agreement described in Note 2, Amax entered into an agreement with one of the third parties to purchase part of the property under certain terms. Such purchase option has been assigned to the Venture. Purchase option payments under the agreement amount to $150,000 annually, subject to escalation for inflation beginning in 1996. The purchase option, if exercised prior to its expiration in June 2001, requires a payment of $2,495,000 subject to escalation at 8% per annum, computed from May 1, 1992.

     The Company also owns and leases certain mineral properties in North
      Carolina that have not yet entered the development stage. Rental expenses for these properties amounted to approximately $10,000 and $14,000 for 1996 and 1995, respectively, and have been charged to exploration expense.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



11.  Uncertainties and contingencies:

     Litigation:

     Pursuant to the Option and Earn-In Agreement described in Note 2, the Haile
      Mining Venture Agreement (the "Venture Agreement") between the subsidiaries of the Company and Amax that are the Venture participants, and certain related agreements, the Company and its subsidiary agreed to indemnify Amax and its affiliates from all environmental and other liabilities arising from matters occurring or existing at the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations of the Company and its subsidiary from March 15, 1991, to July 1, 1992, (the date of formation of the Venture).

     Venture expenditures incurred from its formation through December 31, 1996, totaled approximately $12,604,000, of which the Company paid 37.5% through February 1995. Amax has identified approximately $2,412,000 of these Venture expenditures through December 31, 1996, that it claims are subject to such indemnification provisions and should be reallocated 100% to the Company ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 for 1994, $488,000 for 1995 and $279,000 for 1996). The Company
      paid 37.5% of the costs reallocated to the Company through December 31, 1994, (which totaled approximately $617,000). The Company has not paid any of these reallocated costs, except for the arbitration award of $1,370,000 discussed below, since January 1995 due to the pending litigation. The Company has disputed such cost reallocation. The total amount of such reallocated costs claimed by Amax and unpaid through December 31, 1996, is approximately $425,000 and is increasing every month.

     A substantial part of such costs relates to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. Amax has also taken the position that the Company will be responsible for 100% of similar ongoing expenses in the future. The Company's consolidated financial statements reflect only 37.5% of the amount of such costs through December 31, 1996, as Venture costs.

     On March 29, 1995, the Company filed a lawsuit in South Carolina against Amax claiming, among other things, that Amax's failure to implement the approved 1994 Program and Budget for the Venture was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking actual and punitive damages. Discovery has been substantially completed and the trial date is pending. No amounts have been recorded in the accompanying financial statements relating to this gain contingency.

     The Company has not funded its share of the Venture's expenditures since February 1995 as a result of the litigation commenced against Amax in March 1995. The Company has, however, accrued Venture costs totaling $783,000, including $159,000, or 37.5% of the costs reallocated 100% to the Company subsequent to August 1995. The total of such costs reallocated 100% to the Company subsequent to August, 1995 was $146,000 in 1995 and $279,000 in 1996. These accruals have also been fully offset by amortization of the deferred gain in the statements of operations for the years ended December 31, 1996 and 1995. Amax has indicated that it intends to activate the dilution of interest provisions of the Venture Agreement as a result of the Company's failure to pay its share of Venture expenditures since March 1995. It is the Company's position that Amax has materially breached the Venture Agreement and Management Agreement and that as a result it has no obligation to fund its portion of the Venture costs and is not responsible for any future indemnification costs.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




11.  Uncertainties and contingencies (continued):

     Arbitration proceedings were commenced by Amax in May 1995. On March 5,
      1996, an arbitration panel of the American Arbitration Association rendered an award in connection with the Company's dispute with Amax over such cost reallocation. The award required the Company to pay approximately $1,370,000 of the disputed costs through August, 1995 to a subsidiary of Amax. In addition, approximately $33,000 of administrative expenses related to the arbitration were borne by the Company. The award was accrued as of December 31, 1995, and was fully offset by amortization of the deferred gain in the statement of operations for the year ended December 31, 1995. In August 1996, the award was confirmed by the U. S. District Court in South Carolina, and judgment was entered on the award. In September 1996, the Company filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, which automatically stayed the enforcement of the judgment. In October 1996, the Bankruptcy Court dismissed the Company's petitions for relief. The full amount of the arbitration award was paid in 1996.

     Management plans to pursue its legal positions with respect to these matters and to protect its interest in the Haile Mining Venture. The Company will attempt to meet working capital requirements through private placements of equity capital and convertible debt, if necessary.

     Reclamation costs:

     Management has made no assessment or provision for reclamation and shutdown costs to be incurred when mining operations are closed since the Company entered into the Haile Mining Venture in 1992, because the amount of such costs cannot be reasonably estimated, in part because no mining plan has been established, and the Company is not in control of the Venture. However, the ultimate obligations for reclamation and shutdown costs may differ materially from the amount accrued in the financial statements. No decision has been made on any future mine development or operations or over what period of time such operations would occur.

12.  Severance agreements:

     The Company has severance payment agreements with two officers that provide each of them severance pay benefits of $250,000 if there is a change in control of the Company and within two years of the change in control one or both of the officers are involuntarily terminated, they resign for good reason as defined in the Agreement or in the event of their disability or death. The agreements expired in March, 1997 and were extended to March 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required to be reported by this item was previously reported by the Registrant on Current Reports on Form 8-K dated December 3, 1996 and March 3, 1997. No disclosure is required in response to Item 304(b) of Regulation S-B.


                                    PART III

     Items 9 through 12 are incorporated herein by reference to the sections captioned "Principal Shareholders and Holdings of Management," "Election of Directors," "Committees of the Board of Directors," "Executive Officers," "Executive and Director Compensation," and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 1997, to be filed with the Commission not later than April 30, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits (Parenthetical number denotes incorporation by reference as described in footnotes following the list of Exhibits).

          3.1  The Registrant's Articles of Incorporation, as amended.  (19)

          3.2  The Registrant's Bylaws, as amended.  (1)

          4    Form of Convertible Note.  (21)

          10.1 Private Placement Agreement dated June 26, 1984 between the Registrant and International Investors Incorporated. (2)

          10.4 The Registrant's 1985 Incentive Stock Option Plan adopted January 21, 1986, as amended January 27, 1987 and July 14, 1987.
               (2)

          10.5 The Registrant's Management Incentive Compensation Plan adopted January 21, 1986. (2)

          10.7 Contract of Lease Agreement dated June 21, 1946 between Haile Mines, Inc. and James P. Beckwith. (Haile) (2)

          10.8 Agreement dated July 11, 1984 among the Registrant and George B. Small and wife, June L. Small, Gold Fields Mining Corporation
               and Mineral Mining Corporation.   (Haile) (2)

          10.10 Mineral Lease dated June 29, 1984 among the Company and Bobby
                B. Gregory and wife, Ethel Mae Gregory.  (Haile) (2)

          10.11 Mineral Lease dated September 24, 1984 among the Registrant and and Morris H. Phillips and wife, Mary Lou G. Phillips. (Haile)
                (2)

          10.12 Mineral Lease dated October 7, 1983 among the Registrant and W.S. Jones, Executor under the Will of Fred S. Jones;
                Teresa Jones Carter; Susan Jones Lawson; Patricia Jones Jennings; Karen Jones; Emily Jones King; Miriam Jones Lewis; Anne Jones Horton; and Virginia Jones Horton. (Haile) (2)

          10.14 Mineral Lease dated May 5, 1986 among the Registrant and John Cagle and wife, Victoria H. Cagle. (Russell-Coggins) (2)

          10.16 Mineral Lease dated December 18, 1980 among the Registrant (then Piedmont Land) and Roy Reynolds and wife, Esther Reynolds. (Star) (2)

          10.17 Mineral Lease dated February 6, 1981 among the Registrant (then Piedmont Land) and Mary Aileen Smitherman Willis and husband, John Willis; Mary Aileen Smitherman Willis, Substitute Executrix of the Estate of Samuel G. Smitherman; Mary Aileen Smitherman Willis, Executrix of the Estate of Aileen M. Smitherman; and Mary Aileen Smitherman, Trustee under the Will of Aileen M. Smitherman, including amendment dated May 22, 1987.
                (Star) (2)

          10.18 Mineral Lease dated June 22, 1981 among the Registrant (then Piedmont Land) and J.P. McIntosh and wife, Fairy L McIntosh.
                (Star) (2)

          10.25 Mineral Lease dated December 18, 1980 among the Registrant (then Piedmont Land) and J.D. Ross, Jr. and wife, Ruth S. Ross. (Jones-Keystone) (2)

          10.26 Mineral Lease dated February 9, 1983 among the Registrant (then Piedmont Land) and S.A. Lowe, Jr. and wife, Inez D. Lowe. (Jones-Keystone) (2)

          10.28 Mineral Lease dated June 11, 1991 between the Registrant (then
                Piedmont Land) and Seagrove Lumber Company.   (2)

          10.36 Form of Indemnity Agreement between the Registrant and its directors and officers. (2)

          10.38 Option to Purchase Mineral Rights dated November 20, 1985 between the Registrant (then Piedmont

                Land) and Rockingham Mining and Investment Company, Incorporated. (Russell-Coggins) (2)

          10.39 Agreement dated September 22, 1987 between the Registrant and International Investors Incorporated, relating to the Private Placement Agreement listed as Exhibit 10.1. (2)

          10.40 Mineral Lease dated November 11, 1987 between the Registrant and Minor Lee Catoe. (Haile) (3)

          10.41 Mineral Lease dated March 10, 1988 between the Registrant and Ira Taylor, Jr. and Pauline H. Taylor. (Haile) (3)

          10.42 The Registrant's 1988 Stock Option Plan.  (4)

          10.44 Exploration License and Option to Purchase Agreement dated September 29, 1990 between the Registrant and Ronny Edward Hinson and wife Nadine G. Hinson, and Charles W. Hinson and wife Pauline D. Hinson. (Haile) (1)

          10.45 Amendment dated March 25, 1989 relating to the Mineral Lease listed as Exhibit 10.17. (Star) (3)

          10.46 Share Purchase Agreement dated March 8, 1989 between the Registrant and Corona Corporation. (5)

          10.47 The Registrant's 1989 Nonqualified Stock Option Plan for Non-Employee Directors. (6)

          10.49 Option and Earn-In Agreement dated March 15, 1991 between the Registrant, Mineral Mining Company, Inc. (the Registrant's wholly-owned subsidiary, now Kershaw Gold Company, Inc.) and Amax Gold Exploration, Inc. (1)

          10.50 The Registrant's 1991 Nonqualified Stock Option Plan for Non-Employee Directors. (7)

          10.51 Amendment dated June 4, 1991 relating to Mineral Lease listed as Exhibit 10.14. (Russell-Coggins) (7)

          10.52 Assignment of Rights and Obligations Agreement dated June 13, 1991 between the Registrant and Brewer Gold Company, including the assigned mineral leases described therein. (Haile) (7)

          10.53 Amendment dated June 21, 1991 relating to Mineral Lease listed as Exhibit 10.18. (Star) (7)

          10.55 Letter Agreement dated September 20, 1991 between the Registrant, Mineral Mining Company, Inc. and Amax Gold Exploration, Inc. (7)

          10.57 Amendment dated February 9, 1992 relating to Mineral Lease listed as Exhibit 10.26. (Jones-Keystone) (7)

          10.58 Severance Agreement dated as of March 1, 1992 between the Registrant and Robert M. Shields, Jr. (8)

          10.59 Severance Agreement dated as of March 1, 1992 between the Registrant and Earl M. Jones. (8)

          10.60 The Registrant's 1992 Restricted Stock Bonus Plan.  (9)

          10.61 The Registrant's 1992 Stock Bonus Plan for Non-Affiliates.  (10)

          10.62 Haile Mining Venture Agreement dated as of July 1, 1992 between Lancaster Mining Company, Inc. and Mineral Mining Company,
                Inc. (now Kershaw Gold Company, Inc., a wholly-owned subsidiary of the Registrant). (8)

          10.63 Management Agreement dated as of July 1, 1992 between Haile Mining Company, Inc., as the Manager, and Lancaster Mining Company, Inc. and Mineral Mining Company, Inc. (now Kershaw Gold Company, Inc., a wholly-owned subsidiary of the Registrant) as the Participants. (8)

          10.64 Notice of Exercise of Option dated May 1, 1992. (11)

          10.65 Securities Agreement dated May 1, 1992 between the Registrant and Amax Gold Inc. (12)

          10.66 Asset Purchase Agreement dated as of July 31, 1992 between Mineral Mining Company, Inc. (the Registrant's wholly-owned subsidiary) and MMC Holding, Inc. (13)

          10.67 Memorandum of Extension Agreement dated October 17, 1992, relating to Exploration License and Option to Purchase Agreement listed as Exhibit 10.44. (Haile) (8)

          10.68 Quitclaim deed dated July 22, 1992 releasing rights as to two tracts held under the Mineral Lease listed as Exhibit 10.28.
                (8)

          10.69 Term Loan Agreement dated as of October 15, 1993 between the Registrant and Amax Gold Inc. (14)

          10.70 Amendment dated February 6, 1993 relating to Mineral Lease listed as Exhibit 10.17. (Star) (3)

          10.71 Amendment dated December 15, 1993 relating to Mineral Lease listed as Exhibit 10.25. (Jones-Keystone) (3)

          10.72 Severance Agreement dated as of September 1, 1993 between the Registrant and Thomas L. Ross III. (3)

          10.73 Severance Agreement dated as of September 1, 1993 between the Registrant and John W. Maddry. (3)

          10.74 Letter Agreement dated April 28, 1994 between the Registrant and Amax Gold Inc. amending the Term Loan Agreement, Pledge Agreement and Securities Agreement. (15)

          10.75 Pledge Agreement by and among Smith Barney Shearson Inc. and the Registrant dated as of May 23, 1994. (16)

          10.76 The Registrant's 1994 Employee Stock Option Plan.  (17)

          10.77 The Registrant's 1994 Nonqualified Stock Option Plan for Non-Employee Directors. (18)

          10.78 Amendment dated February 6, 1995 relating to Mineral Lease listed as Exhibit 10.17 (Star). (19)

          10.79 Amendment dated December 27, 1995 to Severance Agreement between the Registrant and John W. Maddry. (20)

          21    List of Subsidiaries of the Registrant.

          23.1  Consent of Gleiberman, Spears, Shepherd & Menaker, P.A.

          23.2  Consent of Price Waterhouse LLP.

          23.3  Consent of DMBW, Inc.

          23.4  Consent of David C. Jonson.

          27 Financial Data Schedule (filed in electronic format only)


                     MANAGEMENT CONTRACTS AND COMPENSATORY

                            PLANS AND ARRANGEMENTS

      The foregoing exhibits include the following management contracts and compensatory plans and arrangements:

            10.4 The Registrant's 1985 Incentive Stock Option Plan adopted January 21, 1986, as amended January 27, 1987 and July 14, 1987. (2)

            10.5 The Registrant's Management Incentive Compensation Plan adopted January 21, 1986. (2)

            10.42 The Registrant's 1988 Stock Option Plan.  (4)

            10.47 The Registrant's 1989 Nonqualified Stock Option Plan for
                  Non-Employee Directors.  (6)

            10.50 The Registrant's 1991 Nonqualified Stock Option Plan for
                  Non-Employee Directors.  (7)

            10.58 Severance Agreement dated as of March 1, 1992 between the
                  Registrant and Robert M. Shields, Jr. (8)

            10.59 Severance Agreement dated as of March 1, 1992 between the
                  Registrant and Earl M. Jones.  (8)

            10.60 The Registrant's 1992 Restricted Stock Bonus Plan. (9)

            10.61 The Registrant's 1992 Stock Bonus Plan for Non-Affiliates.
                  (10)

            10.72 Severance Agreement dated as of September 1, 1993 between the Registrant and Thomas L. Ross III.  (3)

            10.73 Severance Agreement dated as of September 1, 1993 between the
                  Registrant and John W. Maddry. (3)

            10.76 The Registrant's 1994 Employee Stock Option Plan.  (17)


            10.77 The Registrant's 1994 Nonqualified Stock Option Plan for
                  Non-Employee Directors.  (18)


            10.78 Amendment dated December 27, 1995 to Severance Agreement between the Registrant and John W. Maddry.

--------------------------------------

NOTES FOR INCORPORATION BY REFERENCE

(1) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-K for the fiscal year ended December 31, 1990. File No. 0-16436.

(2) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Registration Statement on Form S-1, Registration No. 33-16040.

(3) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(4) Incorporated herein by reference to Exhibit 10 to the Registrant's Registration Statement on Form S-8, Registration No. 33-27214.

(5) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Registration Statement on Form S-1, Registration No. 33-28042.

(6) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-43861.

(7) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-K for the fiscal year ended December 31, 1991, File No. 0-16436.

(8) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1992, File No. 0-16436.

(9) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-48176.

(10) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-56780.

(11) Incorporated herein by reference to Exhibit 2.3 in the Registrant's Current Report on Form 8-K dated May 1, 1992, File No. 0-16436.

(12) Incorporated herein by reference to Exhibit 2.4 in the Registrant's Form 8-K dated May 1, 1992, File No. 0-16436.

(13) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K dated July 31, 1992, File No. 0-16436.

(14) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended September 30, 1993, File No. 0-16436.

(15) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended March 31, 1994, File No. 0-16436.

(16) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended June 30, 1994, File No. 0-16436.

(17) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-81684.

(18) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-81682.

(19) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.

(20) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.

(21) Incorporated herein by reference to Exhibit 4 in the Registrant's Current Report on Form 8-K dated December 23, 1996, File No. 0-16436.

     (b)    Reports on Form 8-K

            The Registrant filed a report on Form 8-K on December 6, 1996 notifying the SEC of the resignation of Price Waterhouse LLP as the Registrant's Independent Accountants.

            The Registrant filed a report on Form 8-K on December 23, 1996 notifying the SEC of the authorization by the Board of Directors of the issuance of up to $300,000 principal amount of Convertible Notes, of which $290,000 in principal amount was subsequently issued, and up to 2,000,000 shares of the Registrant's Common Stock, of which 1,400,000 shares were sold at a price of $.40 per share.

                                   Signatures


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PIEDMONT MINING COMPANY, INC.


                                         By: /s/ Robert M. Shields,Jr.
                                             -----------------------------------
                                             Robert M. Shields, Jr.
                                             Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer

Dated:  April 11, 1997






     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Capacity                     Date
---------                           --------                     ----
/s/ Robert M. Shields, Jr.      Chairman of the Board         April 11, 1997
------------------------------  of Directors, Chief
Robert M. Shields, Jr.          Executive Officer,
                                Treasurer, and Director
                                (Principal Executive
                                and Financial Officer)



/s/ Earl M. Jones               President,  Chief             April 11, 1997
------------------------------  Operating Officer
Earl M. Jones                   and Director




/s/ John W. Castles 3d          Director                      April 11, 1997
------------------------------
John W. Castles 3d



/s/ William Feick, Jr.          Director                      April 11, 1997
------------------------------
William Feick, Jr.



/s/ Christopher M. H. Jennings  Director                      April 11, 1997
------------------------------
Christopher M. H. Jennings

/s/ Joseph F. McDonald          Director                      April 11, 1997
------------------------------
Joseph F. McDonald



/s/ Douglas D. Donald           Director                      April 11, 1997
------------------------------
Douglas D. Donald

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                    Item 13

                                  FORM 10-KSB
                                 ANNUAL REPORT


For the fiscal year ended                                Commission File Number
    December 31, 1996                                            0-16436

                         PIEDMONT MINING COMPANY, INC.

                                 EXHIBIT INDEX

(Parenthetical number denotes incorporation by reference as described in footnotes following the list of Exhibits).

                                                                   Sequentially
Exhibit                                                              Numbered
Number         Exhibit Description                                     Page
-------        -------------------                                 ------------
3.1            The Registrant's Articles of Incorporation, as
               amended. (19)

3.2            The Registrant's Bylaws, as amended. (1)

4              Form of Convertible Note. (21)

10.1           Private Placement Agreement dated June 26, 1984
               between the Registrant and International Investors
               Incorporated.  (2)

10.4           The Registrant's 1985 Incentive Stock Option Plan
               adopted January 21, 1986, as amended January 27,
               1987 and July 14, 1987.  (2)

10.5           The Registrant's Management Incentive Compensation
               Plan adopted January 21, 1986.  (2)

10.7 Contract of Lease Agreement dated June 21, 1946 between Haile Mines, Inc. and James P. Beckwith.
               (Haile) (2)

10.8 Agreement dated July 11, 1984 among the Registrant and George B. Small and wife, June L. Small, Gold
               Fields Mining Corporation and Mineral Mining
               Corporation.  (Haile) (2)

10.10 Mineral Lease dated June 29, 1984 among the Company and Bobby B. Gregory and wife, Ethel Mae Gregory.
               (Haile) (2)

10.11          Mineral Lease dated September 24, 1984 among the
               Registrant and Morris H. Phillips and wife, Mary Lou
               G. Phillips.  (Haile) (2)

10.12          Mineral Lease dated October 7, 1983 among the
               Registrant and W.S. Jones, Executor under the Will of Fred S. Jones; Teresa Jones Carter; Susan Jones
               Lawson; Patricia Jones Jennings; Karen Jones; Emily
               Jones King; Miriam Jones Lewis; Anne Jones Horton;
               and Virginia Jones Horton.  (Haile) (2)

10.14 Mineral Lease dated May 5, 1986 among the Registrant and John F. Cagle and wife, Victoria H. Cagle.
               (Russell-Coggins) (2)

10.16          Mineral Lease dated December 18, 1980 among the
               Registrant (then Piedmont Land) and Roy Reynolds and wife, Esther Reynolds. (Star) (2)

10.17          Mineral Lease dated February 6, 1981 among the
               Registrant (then Piedmont Land) and Mary Aileen
               Smitherman Willis and husband, John Willis; Mary
               Aileen Smitherman Willis, Substitute Executrix of the Estate of Samuel G. Smitherman; Mary Aileen
               Smitherman Willis, Executrix of the Estate of Aileen
               M. Smitherman; and Mary Aileen Smitherman, Trustee under the Will of Aileen M. Smitherman, including amendment dated May 22, 1987. (Star) (2)

10.18          Mineral Lease dated June 22, 1981 among the
               Registrant (then Piedmont Land) and J.P. McIntosh and wife, Fairy L. McIntosh. (Star) (2)

10.25          Mineral Lease dated December 18, 1980 among the
               Registrant (then Piedmont Land) and J.D. Ross, Jr.
               and wife, Ruth S. Ross.  (Jones-Keystone) (2)

10.26          Mineral Lease dated February 9, 1983 among the
               Registrant (then Piedmont Land) and S.A. Lowe, Jr.
               and wife, Inez D. Lowe.  (Jones-Keystone) (2)

10.28          Mineral Lease dated June 11, 1991 between the
               Registrant (then Piedmont Land) and Seagrove
               Lumber Company.  (2)

10.36          Form of Indemnity Agreement between the
               Registrant and its directors and officers.  (2)

10.38          Option to Purchase Mineral Rights dated November
               20, 1985 between the Registrant (then Piedmont
               Land) and Rockingham Mining and Investment Company,
               Incorporated.  (Russell-Coggins) (2)

10.39          Agreement dated September 22, 1987 between the
               Registrant and International Investors Incorporated,
               relating to the Private Placement Agreement listed
               as Exhibit 10.1.  (2)

10.40          Mineral Lease dated November 11, 1987 between the
               Registrant and Minor Lee Catoe.  (Haile) (3)

10.41          Mineral Lease dated March 10, 1988 between the
               Registrant and Ira Taylor, Jr. and Pauline H.
               Taylor.  (Haile) (3)

10.42          The Registrant's 1988 Stock Option Plan.  (4)

10.44          Exploration License and Option to Purchase
               Agreement dated September 29, 1990 between the
               Registrant and Ronny Edward Hinson and wife
               Nadine G. Hinson, and Charles W. Hinson and wife
               Pauline D. Hinson.  (Haile)  (1)

10.45          Amendment dated March 25, 1989 relating to the
               Mineral Lease listed as Exhibit 10.17.  (Star) (3)

10.46          Share Purchase Agreement dated March 8, 1989
               between the Registrant and Corona Corporation. (5)

10.47          The Registrant's 1989 Nonqualified Stock Option
               Plan for Non-Employee Directors.  (6)

10.49 Option and Earn-In Agreement dated March 15, 1991 between the Registrant, Mineral Mining Company, Inc.
               (the Registrant's wholly-owned subsidiary, now
               Kershaw Gold

               Company, Inc.) and Amax Gold Exploration, Inc.  (1)

10.50          The Registrant's 1991 Nonqualified Stock Option Plan
               for Non-Employee Directors.  (7)

10.51          Amendment dated June 4, 1991 relating to Mineral
               Lease listed as Exhibit 10.14. (Russell-Coggins) (7)

10.52          Assignment of Rights and Obligations Agreement dated
               June 13, 1991 between the Registrant and Brewer Gold
               Company, including the assigned mineral leases described therein. (Haile) (7)

10.53          Amendment dated June 21, 1991 relating to Mineral
               Lease listed as Exhibit 10.18. (Star) (7)

10.55          Letter Agreement dated September 20, 1991 between
               the Registrant, Mineral Mining Company, Inc. and
               Amax Gold Exploration, Inc.  (7)

10.57          Amendment dated February 9, 1992 relating to Mineral
               Lease listed as Exhibit 10.26.  (Jones-Keystone)
               (7)

10.58          Severance Agreement dated as of March 1, 1992
               between the Registrant and Robert M. Shields, Jr.
               (8)

10.59          Severance Agreement dated as of March 1, 1992
               between the Registrant and Earl M. Jones.  (8)

10.60          The Registrant's 1992 Restricted Stock Bonus Plan.
               (9)

10.61          The Registrant's 1992 Stock Bonus Plan for
               Non-Affiliates.  (10)

10.62          Haile Mining Venture Agreement dated as of July 1,
               1992 between Lancaster Mining Company, Inc. and
               Mineral Mining Company, Inc. (now Kershaw Gold
               Company, Inc., a wholly-owned subsidiary of the Registrant). (8)

10.63 Management Agreement dated as of July 1, 1992 between Haile Mining Company, Inc., as the Manager, and Lancaster Mining Company, Inc. and Mineral Mining

               Company, Inc. (now Kershaw Gold Company, Inc., a wholly-owned subsidiary of the Registrant) as the Participants. (8)

10.64          Notice of Exercise of Option dated May 1, 1992. (11)

10.65          Securities Agreement dated May 1, 1992 between the
               Registrant and Amax Gold Inc.  (12)

10.66          Asset Purchase Agreement dated as of July 31, 1992
               between Mineral Mining Company, Inc. (the
               Registrant's wholly-owned subsidiary) and MMC
               Holding, Inc.  (13)

10.67          Memorandum of Extension Agreement dated October 17,
               1992, relating to Exploration License and Option to
               Purchase Agreement listed as Exhibit 10.44. (Haile)
               (8)

10.68          Quitclaim deed dated July 22, 1992 releasing rights
               as to two tracts held under the Mineral Lease listed
               as Exhibit 10.28.  (8)

10.69          Term Loan Agreement dated as of October 15, 1993
               between the Registrant and Amax Gold Inc.  (14)

10.70          Amendment dated February 6, 1993 relating to Mineral
               Lease listed as Exhibit 10.17. (Star)  (3)

10.71          Amendment dated December 15, 1993 relating to
               Mineral Lease listed as Exhibit 10.25.
               (Jones-Keystone)  (3)

10.72          Severance Agreement dated as of September 1, 1993
               between the Registrant and Thomas L. Ross III.  (3)

10.73          Severance Agreement dated as of September 1, 1993
               between the Registrant and John W. Maddry.  (3)

10.74          Letter Agreement dated April 28, 1994 between the
               Registrant and Amax Gold Inc. amending the Term Loan
               Agreement, Pledge Agreement and Securities
               Agreement.  (15)

10.75          Pledge Agreement by and among Smith Barney
               Shearson Inc. and the Registrant dated as of
               May 23, 1994.  (16)

10.76          The Registrant's 1994 Employee Stock Option Plan.
               (17)

10.77          The Registrant's 1994 Nonqualified Stock Option
               Plan for Non-Employee Directors.  (18)

10.78          Amendment dated February 6, 1995 relating to
               Mineral Lease listed as Exhibit 10.17. (Star) (19)

10.79          Amendment dated December 27, 1995 to Severance
               Agreement between the Registrant and John W.
               Maddry.(20)

21             List of Subsidiaries of the Registrant.

23.1           Consent of Gleiberman, Spears, Shepherd & Menaker,
               P.A.

23.2           Consent of Price Waterhouse LLP.

23.3           Consent of DMBW, Inc.

23.4           Consent of David C. Jonson.

27 Financial Data Schedule (filed in electronic format only)

-----------------------------------

NOTES FOR INCORPORATION BY REFERENCE

(1) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-K for the fiscal year ended December 31, 1990. File No. 0-16436.

(2) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Registration Statement on Form S-1, Registration No. 33-16040.

(3) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(4) Incorporated herein by reference to Exhibit 10 to the Registrant's Registration Statement on Form S-8, Registration No. 33-27214.

(5) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Registration Statement on Form S-1, Registration No. 33-28042.

(6) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-43861.

(7) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-K for the fiscal year ended December 31, 1991, File No. 0-16436.

(8) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1992, File No. 0-16436.

(9) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-48176.

(10) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-56780.

(11) Incorporated herein by reference to Exhibit 2.3 in the Registrant's Current Report on Form 8-K dated May 1, 1992, File No. 0-16436.

(12) Incorporated herein by reference to Exhibit 2.4 in the Registrant's Form 8-K dated May 1, 1992, File No. 0-16436.

(13) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K dated July 31, 1992, File No. 0-16436.

(14) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended September 30, 1993, File No. 0-16436.

(15) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended March 31, 1994, File No. 0-16436.

(16) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended June 30, 1994, File No. 0-16436.

(17) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-81684.

(18) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-81682.

(19) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.

(20) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.

(21) Incorporated herein by reference to Exhibit 4 in the Registrant's current report on Form 8-K dated December 6, 1997, File No. 0-16436.