Form 10QSB
period 1997-03-31
PIEDMONT MINING CO INC
filed 1997-05-15
CIK 819517

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition  period from  _____________ to __________

COMMISSION FILE NUMBER 0-16436

                          PIEDMONT MINING COMPANY, INC.
        (Exact name of small business issuer as specified in its charter)

           NORTH CAROLINA                            56-1378516
   (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)               Identification No.)

                         4101-G STUART ANDREW BOULEVARD
                         CHARLOTTE, NORTH CAROLINA 28217
                    (Address of principal executive offices)

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

            COMMON STOCK, NO PAR VALUE--16,443,869 SHARES OUTSTANDING
                              AS OF MARCH 31, 1997

Transitional Small Business Disclosure Format (check one)

           Yes       No   X
               -----    -----

                                      INDEX

PIEDMONT MINING COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.                                               Page

         Consolidated Condensed Balance Sheets--March 31, 1997
         (unaudited) and December 31, 1996                                    3

         Consolidated Condensed Statements of Operations (unaudited)--
         Three months ended March 31, 1997 and March 31, 1996                 4

         Consolidated Condensed Statements of Cash Flows                      5
         (unaudited)--Three months ended March 31, 1997 and
         March 31, 1996

         Notes to Consolidated Condensed Financial Statements                 6
         (unaudited)--March 31, 1997

Item 2. Management's Discussion and Analysis or Plan of Operation            10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 6. Exhibits and Reports on Form 8-K.                                    15

SIGNATURES                                                                   16

PIEDMONT MINING COMPANY, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                                           At                    At
                                                                                        March 31            December 31
CONSOLIDATED CONDENSED BALANCE SHEETS                                                     1997                  1996
                                                                                      ------------          ------------
ASSETS (unaudited)
CURRENT ASSETS
   Cash and cash equivalents (including $0 and
   $0 relating to the Haile Mining Venture)                                           $    540,000          $    700,000
   Prepaid expenses                                                                            -0-                 1,000
                                                                                      ------------          ------------
         TOTAL CURRENT ASSETS                                                              540,000               701,000
                                                                                      ------------          ------------

PROPERTY AND EQUIPMENT (including $217,000
   and $227,000 relating to the Haile Mining Venture)                                      253,000               263,000

OTHER ASSETS
   Deferred costs (including $1,536,000 relating to the Haile Mining Venture)
   net of accumulated amortization of $3,377,000                                         1,754,000             1,754,000
Other                                                                                        3,000                 3,000
                                                                                      ------------          ------------
         TOTAL OTHER ASSETS                                                              1,757,000             1,757,000
                                                                                      ------------          ------------
                  TOTAL ASSETS                                                        $  2,550,000          $  2,721,000
                                                                                      ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                      $    290,000          $    290,000
   Accounts payable (including $275,000 and
   $246,000 relating to Haile Mining Venture)                                              276,000               267,000
   Accrued venture costs (Note C)                                                          840,000               783,000
   Accrued salaries and wages                                                                7,000                 4,000
                                                                                      ------------          ------------
         TOTAL CURRENT LIABILITIES                                                       1,413,000             1,344,000
                                                                                      ------------          ------------

ACCRUED RECLAMATION COSTS                                                                  125,000               125,000
                                                                                      ------------          ------------

DEFERRED GAIN                                                                            7,019,000             7,019,000
   Less accumulated amortization                                                         6,958,000             6,862,000
                                                                                      ------------          ------------
                                                                                            61,000               157,000
UNCERTAINTIES AND CONTINGENCIES
(Notes B, C AND E)

SHAREHOLDERS' EQUITY
   Common Stock                                                                         11,717,000            11,717,000
   Contributed capital                                                                     317,000               317,000
   Accumulated deficit                                                                 (11,083,000)          (10,939,000)
                                                                                      ------------          ------------
         TOTAL SHAREHOLDERS' EQUITY                                                        951,000             1,095,000
                                                                                      ------------          ------------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                                                $  2,550,000          $  2,721,000
                                                                                      ============          ============

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31
                                                     ----------------------------------
                                                          1997                  1996

NET SALES                                            $        -0-          $        -0-

COST OF SALES:
   Depreciation expense                                     1,000                 2,000
   Haile Mining Venture expenses (Notes B,C)               96,000               124,000
   Amortization-deferred gain (Notes B,C)                 (96,000)             (124,000)
                                                     ------------          ------------
                                                            1,000                 2,000
                                                     ------------          ------------
                  GROSS LOSS FROM OPERATIONS                1,000                 1,000

OTHER (INCOME) EXPENSES:
   General and administrative                             100,000               168,000
   Exploration                                              2,000                 2,000
   Professional fees                                       48,000               132,000
   Interest and other, net                                 (7,000)               (7,000)
   Gain on sale of stock                                      -0-               (35,000)
   Brokers fees and commissions                               -0-                 1,000
                                                     ------------          ------------

                                                          143,000               261,000
                                                     ------------          ------------

                  LOSS BEFORE INCOME TAXES                144,000               263,000

   Income tax provision                                       -0-                45,000
                                                     ------------          ------------

                  NET LOSS                           $    144,000          $    308,000
                                                     ============          ============

NET LOSS PER COMMON SHARE                            $        .01          $        .02
                                                     ============          ============

CASH DIVIDENDS PER SHARE                                     None                  None

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              16,443,869            15,043,869
                                                     ============          ============


See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                               -----------------------------
                                                                  1997               1996

OPERATING ACTIVITIES
   Net Loss                                                    $(144,000)         $(308,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation                                               10,000             11,000
       Amortization of deferred gain                             (96,000)          (124,000)
       Deferred income tax (benefit) expense                         -0-             45,000
       (Gain) Loss on sale of assets                                 -0-            (35,000)
       Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable
       and accrued expenses                                       69,000            141,000
       Other                                                       1,000                -0-
                                                               ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                           (160,000)          (270,000)
                                                               ---------          ---------

INVESTING ACTIVITIES
   Proceeds from sales of land, property and equipment               -0-                -0-
   Proceeds from sales of Amax Gold Inc. stock                       -0-             95,000
                                                               ---------          ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                            -0-             95,000
                                                               ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (160,000)          (175,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 700,000            782,000
                                                               ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 540,000          $ 607,000
                                                               =========          =========


See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

March 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1996.

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

On May 1, 1992, AGI through its wholly-owned subsidiary, Lancaster Mining Company, Inc., exercised its option and acquired a 62.5% undivided interest in the Registrant's Haile Property. Upon the exercise of the option, the Registrant received $1,750,000 in cash and 1,000,000 unregistered shares of AGI's common stock (AGI Common Stock), all of which had been sold by the Registrant by December 31, 1996.

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

The Venture agreement between Kershaw Gold Company, Inc. and Lancaster Mining Company, Inc. provided that the Venture participants jointly decide whether to commence production at the Haile Property. Until a production decision is made, the Registrant is accruing its share of the Venture's costs and expenses.

The 1994 program and budget called for total Venture expenditures of approximately $6,300,000, including $1,900,000 for additional drilling and $150,000 for completion of a bankable feasibility study. However, no further drilling was conducted in 1994, the bankable feasibility study has not yet been provided to the Registrant, and actual Venture expenditures for 1994 were approximately $2,415,000. In September 1994, the Registrant was advised by AGI that AGI had decided to pursue the sale of its interest in the Venture.

Total Venture expenditures for 1996 were $1,099,000, of which 37.5% would be approximately $412,000. The 1997 program and budget calls for total Venture expenditures of approximately $1,549,000, of which 37.5% would be approximately $581,000.

The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $96,000 relating to costs incurred during the three-month period ended March 31, 1997. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

On March 29, 1995, the Registrant filed a lawsuit in South Carolina against AGI and certain of its affiliates, claiming, among other things, that AGI's failure to implement the 1994 program and budget was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking damages. The Registrant intends to vigorously pursue its claims. (See Part II, Item 1--Legal Proceedings)

The failure of AGI to implement the 1994 work plan and budget, the decision by AGI to pursue the sale of its interest in the Venture, and the pending litigation between the Registrant and AGI are expected to further delay a decision whether to commence production at the Haile property. Preliminary estimates of the total costs of developing and commencing operations, based upon the

Preliminary Feasibility Study prepared by AGI in December 1991 pursuant to the Option and Earn-In Agreement, ranged up to approximately $80,000,000, of which the Registrant's 37.5% share would have been approximately $30,000,000.

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

The cash calls for March 1995 through March 1997 are reflected as accrued venture costs on the Registrant's balance sheet at March 31, 1997 and December 31, 1996 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the three months ended March 31, 1997 and March 31, 1996. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

NOTE D - INVESTMENT IN AMAX GOLD COMMON STOCK

Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"), the Registrant records its investment in AGI Common Stock at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity.

In January 1995, the Registrant began selling shares of the AGI Common Stock on the open market. On February 27, 1995 the Registrant paid AGI $1,248,000, representing the entire loan balance plus accrued interest owed to AGI, from the proceeds of the sale of a portion of the shares of AGI Common Stock held by the Registrant. In addition, the Registrant repaid a brokers' loan in the first quarter of 1995 with $949,000 of such proceeds. During the year ended December 31, 1996, the Registrant sold all of its remaining shares of the AGI Common Stock resulting in a net gain of $15,000.

The Registrant has substantial deferred tax assets relating principally to net operating loss carryforwards which were applied to offset taxable income generated upon the disposition of the AGI shares. Based on the Registrant's evaluation of the realizability of its deferred tax assets, the Registrant recorded a valuation allowance to reduce deferred tax assets to an amount equal to its deferred tax liability. As of March 31, 1996, a deferred income tax liability relating to the unrealized gain on securities available-for-sale, in the amount of approximately $45,000, was recorded as a reduction in the unrealized gain. In accordance with FAS 109, the tax expense relating to the increase of the valuation allowance has been recorded in the statement of operations for the three months ended March 31, 1996.

NOTE E - CONTINGENCIES

Pursuant to the Option and Earn-In Agreement, the Venture Agreement between the subsidiaries of the Registrant and AGI that are the Venture participants, and certain related agreements, the Registrant and its subsidiary agreed to indemnify AGI and its affiliates from all environmental and other liabilities arising from matters occurring or existing at the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations of the Registrant and its subsidiary from March 15, 1991 to July 1, 1992 (the date of formation of the Venture).

Venture expenditures incurred from its formation through December 31, 1996 totaled approximately $12,604,000 of which the Registrant has paid 37.5% through February 1995. AGI has identified approximately $2,492,000 of these Venture expenditures through March 31, 1997 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995, $279,000 for 1996 and
$80,000 for the first three months of 1997) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid 37.5% of such costs through December 31, 1994 (which totaled approximately $617,000). A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

The Registrant disputed the cost reallocation asserted by AGI and arbitration proceedings were commenced by AGI in May 1995. On March 5, 1996, an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. Pursuant to the award, the Registrant paid approximately $1,370,000 to a subsidiary of AGI. In addition, approximately $33,000 in administrative expenses were borne by the Registrant. The Registrant believes that it is not responsible for any cost allocations in excess of the $1,370,000 that was the subject of the arbitration award. However, AGI has taken the position that the Registrant should be responsible for 100% of similar ongoing expenses in the future.

The Registrant has not funded its share of the Venture's expenditures since February 1995 as a result of the litigation commenced against AGI in March 1995, but such costs have been accrued. AGI has indicated that it intends to activate the dilution of interest provisions of the Venture Agreement as a result of the Registrant's failure to pay its share of Venture expenditures since March 1995. Dilution of the Registrant's interest in the Venture, if any, would result in a proportionate adjustment to the accounts on the Registrant's balance sheet relating to the Venture.

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

PIEDMONT MINING COMPANY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

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


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

         There were no sales or mine operating expenses for the three-month periods ended March 31, 1996 and 1995 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense declined 50% to $1,000 because there were no machinery and equipment purchases to offset fixed assets being fully depreciated.

         General and administrative expenses decreased by 40.5% for the three-month period ended March 31,1997 due to reduced office and salary expenses.

         Professional fees decreased 63.6% principally due to the decrease in required legal and consulting services related to the litigation against AGI.

         Exploration expenses were unchanged due to level lease expense for the Registrant's North Carolina properties.

         Interest and other, net was unchanged for the three-month period ending March 31,1997 compared to the three-month period ending March 31, 1996. This was a result of interest income on invested cash remaining essentially unchanged.

         The Registrant recorded no gain or loss on the sale of AGI Common Stock during the three-month period ending March 31, 1997, since all shares had been sold by December 31,1996. For the three-month period ended March 31, 1996, the Registrant recorded a gain of $35,000 on the sale of shares of AGI Common Stock.

         For the three months ending March 31, 1997, there were no brokers' fees and commissions compared to $1,000 for the same period in 1996.

         The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. Such costs and related amortization amounted to $96,000 for the three months ended March 31, 1997. This amount is 22.6% lower than the three months ended March 31, 1996.

         The Registrant recorded no deferred income tax provision for the three months ended March 31, 1997, compared to a $45,000 income tax provision for the three-month period ended March 31,1996.

         The Registrant's net loss of $144,000 for the three-month period ended March 31, 1997 was due to the factors set forth above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition and liquidity continued to decline in the first three months of 1997 due primarily to the accounting charge for 37.5% of the costs and expenses of the Haile Mining Venture, and various corporate costs without any offsetting revenues. The working capital deficit increased to $(873,000) at March 31, 1997, compared with $(643,000) at the end of 1996.

         The Company's principal source of liquidity during 1996 was from the sale of all of the remaining shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property, which the Company began to liquidate in January 1995. Proceeds from the sale of such shares were also used to repay previous borrowings against such shares made in 1993 and 1994. In late 1996, the Company completed the sale of its remaining shares of AGI Common Stock. The net proceeds from such sale were used to pay most of the arbitration award. In addition, in December 1996, the Company completed a sale of 1,400,000 shares of its Common Stock and issued $290,000 of Notes convertible into Common Stock. The net proceeds from such sales were approximately $850,000, a portion of which was used to pay the remainder of the arbitration award. At March 31, 1997, the Company had approximately $540,000 in cash or cash equivalents.

         The Company believes that its current cash position may provide sufficient capital resources for its continued operations (including the costs of pursuing the lawsuit against AGI) through the end of 1997. However, additional financing will be required to develop and commence mining operations at the Haile Property or if there is no favorable resolution of the litigation during 1997. Additional financing for such purposes could be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Company currently has no commitments for any such additional financing, and there is no assurance that the Company could obtain any such additional financing if and when needed.

PIEDMONT MINING COMPANY, INC.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         On March 29, 1995, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., as plaintiffs, filed a complaint in the Court of Common Pleas for Lancaster County, South Carolina (Case No. 95-155) against Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., alleging breach of contract by defendants Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., and tortious interference with contractual rights by defendant Amax Gold Inc. The complaint asked for actual and punitive damages as the Court and jury should determine. A trial by jury was demanded.

         A hearing on pending motions in the state court proceeding was held on October 5, 1995. On November 2, 1995, the court issued an order dismissing the claims of Piedmont Mining Company, Inc. (but not those of Kershaw Gold Company) against the defendants, and dismissing both plaintiffs' claims for breach of contract against Amax Gold Inc. (but not Kershaw Gold Company's claims against Lancaster Mining Company, Inc. and Haile Mining Company, Inc.), on the grounds that only the subsidiaries of the Registrant and of Amax Gold Inc. were parties to the contract in question. The order also stayed Kershaw Gold Company's claims for breach of contract against the two Amax Gold Inc. subsidiaries pending a determination of arbitrability by the arbitrators. Kershaw Gold Company's claim against Amax Gold Inc. for tortious interference with contract (including the Venture Agreement) was allowed to proceed. Amax Gold Inc.'s motion for a more definite statement of the tortious interference claim was granted. Discovery on the tortious interference claim was also authorized. The Registrant intends to vigorously prosecute these claims against Amax Gold Inc. and the two subsidiaries. The Registrant timely moved for reconsideration of the court's November 2, 1995 order. To date no hearing or ruling has occurred with respect to such motion.

         Following the court's November 2, 1995 order, the defendant Amax Gold Inc. removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. The civil conspiracy claim was later dismissed. Discovery is substantially completed. On August 19, 1996, Amax Gold filed a motion for summary judgement. A hearing on this motion was held on November 25,1996 before a Magistrate Judge, who recommended on January 17, 1997 that Amax Gold's motion for summary judgement be denied. The Magistrate's recommendation is now before the Federal District Judge. It is currently anticipated that the case will be called for trial during the term of court beginning in mid-August 1996.

         On May 24, 1995, Lancaster Mining Company, Inc. filed a demand for arbitration with the American Arbitration Association alleging the breach by plaintiffs of their obligations under the Venture Agreement. The defendant has sought to recover costs incurred, and has taken the position that "future costs are not waived, but are specifically preserved." The Registrant has taken the position before both the court and the American Arbitration Association that the dispute is not arbitrable under the terms of the Venture Agreement, and the Registrant has objected to the arbitration proceedings. Nevertheless, the arbitration proceedings were conducted in early 1996 before an arbitration panel of the American Arbitration Association.

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

         On September 9, 1996, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U. S. Bankruptcy Court for the Western District of North Carolina. Such filings automatically stayed the enforcement of the judgement on the arbitration award. After a hearing, the Bankruptcy Court dismissed the petitions on October 30, 1996, thereby terminating the automatic stay. Following dismissal of the bankruptcy proceedings, Lancaster Mining Company, Inc. commenced proceedings to enforce its judgement. The Registrant paid the judgement in full in December 1996.

PIEDMONT MINING COMPANY, INC.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         27       Financial Data Schedule (filed in electronic format only)

         (b)      Reports on Form 8-K
                  The Registrant filed a current report on Form 8-K dated March 3,1997, reporting under Item 4 thereof the engagement of Gleiberman Spears Shepherd & Menaker, P.A. as the Registrant's independent public accountants.

PIEDMONT MINING COMPANY, INC.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PIEDMONT MINING COMPANY, INC.



Date: May 15, 1997                 By /s/ Robert M. Shields, Jr.
                                      ----------------------------------------
                                          Robert M. Shields, Jr.
                                          Chairman and Chief Executive Officer