Form 10QSB
period 1997-06-30
PIEDMONT MINING CO INC
filed 1997-08-14
CIK 819517

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                 -------------

                                       OR

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

            COMMON STOCK, NO PAR VALUE--17,192,948 SHARES OUTSTANDING
                               AS OF JUNE 30, 1997

Transitional Small Business Disclosure Format (check one)

           Yes            No   X
                 ---          ---

                                      INDEX

PIEDMONT MINING COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.                                               Page

         Consolidated Condensed Balance Sheets--June 30, 1997
         (unaudited) and December 31, 1996                                    3

         Consolidated Condensed Statements of Operations (unaudited)--
         Three months ended June 30, 1997 and June 30, 1996                   4
         Six months ended June 30, 1997 and June 30,1996

         Consolidated Condensed Statements of Cash Flows                      5
         (unaudited)--Six months ended June 30, 1997 and
         June 30, 1996

         Notes to Consolidated Condensed Financial Statements                 6
         (unaudited)-June 30, 1997

Item 2. Management's Discussion and Analysis or Plan of Operation            10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities                                               14
Item 4.  Submission of matters to a Vote of securities holders               14
Item 6.  Exhibits and Reports on Form 8-K.                                   15

SIGNATURES                                                                   16

PIEDMONT MINING COMPANY, INC.
PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                              At              At
                                                                           June 30       December 31
CONSOLIDATED CONDENSED BALANCE SHEETS                                        1997            1996
                                                                         ------------    ------------
ASSETS (unaudited)
CURRENT ASSETS
   Cash and cash equivalents (including $0 and
   $0 relating to the Haile Mining Venture)                              $    366,000    $    700,000
   Prepaid expenses                                                             4,000           1,000
                                                                         ------------    ------------
         TOTAL CURRENT ASSETS                                                 370,000         701,000
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT (including $210,000
   and $227,000 relating to the Haile Mining Venture)                         245,000         263,000

OTHER ASSETS
   Deferred costs (including $1,536,000 relating to the
   Haile Mining Venture) net of accumulated amortization
   of $3,377,000                                                            1,754,000       1,754,000
Other                                                                           2,000           3,000
                                                                         ------------    ------------
         TOTAL OTHER ASSETS                                                 1,756,000       1,757,000
                                                                         ------------    ------------
                  TOTAL ASSETS                                           $  2,371,000    $  2,721,000
                                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                                  -0-    $    290,000
   Accounts payable (including $305,000 and
   $246,000 relating to Haile Mining Venture)                                 361,000         267,000
   Accrued venture costs (Note C)                                             966,000         783,000
   Accrued salaries and wages                                                   6,000           4,000
                                                                         ------------    ------------
         TOTAL CURRENT LIABILITIES                                          1,333,000       1,344,000
                                                                         ------------    ------------

ACCRUED RECLAMATION COSTS                                                     125,000         125,000
                                                                         ------------    ------------

DEFERRED GAIN                                                               7,019,000       7,019,000
   Less accumulated amortization                                            7,019,000       6,862,000
                                                                         ------------    ------------
                                                                                  -0-         157,000
UNCERTAINTIES AND CONTINGENCIES
(Notes B, C AND E)

SHAREHOLDERS' EQUITY
   Common Stock                                                            12,015,000      11,717,000
   Contributed capital                                                        317,000         317,000
   Accumulated deficit                                                    (11,419,000)    (10,939,000)
                                                                         ------------    ------------
         TOTAL SHAREHOLDERS' EQUITY                                           913,000       1,095,000
                                                                         ------------    ------------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                                   $  2,371,000    $  2,721,000
                                                                         ============    ============

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended              Six Months Ended
                                                           June 30                        June 30
                                                    1997            1996            1997            1996
                                                -----------     -----------     -----------     -----------

NET SALES                                             $ -0-           $ -0-           $ -0-           $ -0-


COST OF SALES
   Depreciation expense                                 -0-           3,000           1,000           5,000
   Haile Mining Venture expenses (Note B,C)         163,000         202,000         259,000         333,000
   Amortization-deferred gain (Notes B,C)           (61,000)       (202,000)       (157,000)       (333,000)
                                                -----------     -----------     -----------     -----------
                                                    102,000           3,000         103,000           5,000


            GROSS LOSS FROM OPERATIONS              102,000           3,000         103,000           5,000
                                                -----------     -----------     -----------     -----------


OTHER (INCOME) EXPENSES
   General and administrative                       115,000         142,000         215,000         310,000
   Exploration                                          -0-           2,000           2,000           4,000
   Professional fees                                116,000         185,000         164,000         317,000
   Interest and other, net                            3,000          (6,000)         (4,000)        (13,000)
   Gain on sale of stock                                -0-         (68,000)            -0-        (104,000)
   Brokers fees and commissions                         -0-           3,000             -0-           4,000
                                                -----------     -----------     -----------     -----------
                                                    234,000         258,000         377,000         518,000
                                                -----------     -----------     -----------     -----------



            LOSS BEFORE INCOME TAXES                336,000         261,000         480,000         523,000


   Income tax provision                                 -0-         134,000             -0-         178,000
                                                -----------     -----------     -----------     -----------


            NET LOSS                                336,000         395,000         480,000         701,000
                                                ===========     ===========     ===========     ===========


NET LOSS PER COMMON SHARE                              0.02            0.03            0.03            0.05
                                                ===========     ===========     ===========     ===========


CASH DIVIDENDS PER SHARE                               None            None            None            None


WEIGHTED AVERAGE NUMBER OF
COMMON SHARE OUTSTANDING                         16,452,101      15,043,869      16,448,008      15,043,869
                                                ===========     ===========     ===========     ===========


            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                    June 30
                                                                        -----------------------------
                                                                           1997               1996

OPERATING ACTIVITIES
   Net Loss                                                             $(480,000)         $(701,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation                                                        18,000             20,000
       Amortization of deferred gain                                     (157,000)          (333,000)
       Deferred income tax (benefit) expense                                  -0-            178,000
       (Gain) Loss on sale of assets                                          -0-           (104,000)
       Changes in operating assets and liabilities:
       Decrease in Note Payable                                          (290,000)               -0-
       Increase (decrease) in accounts payable
       and accrued expenses                                               279,000            282,000
       Other                                                               (2,000)            (4,000)
                                                                        ---------          ---------


NET CASH USED IN OPERATING ACTIVITIES                                    (632,000)          (662,000)
                                                                        ---------          ---------
INVESTING ACTIVITIES
   Proceeds from sales of land, property and equipment                        -0-                -0-
   Proceeds from sales of Amax Gold Inc. stock                                -0-            416,000
   Proceeds from issuance of common stock                                 298,000                -0-
                                                                        ---------          ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 298,000            416,000
                                                                        ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (334,000)          (246,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          700,000            782,000
                                                                        ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 366,000          $ 536,000
                                                                        =========          =========


            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

June 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1996.

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

The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $157,000 relating to costs incurred during the six-month period ended June 30, 1997. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

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

The cash calls for March 1995 through June 1997 are reflected as accrued venture costs on the Registrant's balance sheet at June 30, 1997 and December 31, 1996 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the three and six months ended June 30, 1997 and June 30, 1996. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

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

Venture expenditures incurred from its formation through June 30, 1997 totaled approximately $13,250,000 of which the Registrant has paid 37.5% through February 1995. AGI has identified approximately $2,575,000 of these Venture expenditures through June 30, 1997 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995, $279,000 for 1996 and
$163,000 for the first six months of 1997) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid 37.5% of such costs through December 31, 1994 (which totaled approximately $617,000). A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

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


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996.

         There were no sales or mine operating expenses for the three-month periods ended June 30, 1997 and 1996 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense was less than $1,000 and because of rounding in thousands it is shown as zero for this quarter.

         General and administrative expenses decreased by 19.0% for the three-month period ended June 30,1997 due to reduced office and salary expenses.

         Professional fees decreased 37.3% principally due to the decrease in required legal and consulting services related to the litigation against AGI.

         There were no Exploration expenses because no lease payments were due for the Registrant's North Carolina properties.

         Interest and other, net was $(3,000) for the three-month period ending June 30,1997 compared to $6,000 for the three-month period ending June 30, 1996. This was a result of interest expense on the $290,000 convertible notes payable which more than offset interest income on invested cash.

         The Registrant recorded no gain or loss on the sale of AGI Common Stock during the three-month period ending June 30, 1997, since all shares had been sold by December 31,1996. For the three-month period ended June 30, 1996, the Registrant recorded a gain of $68,000 on the sale of shares of AGI Common Stock.

         For the three months ending June 30, 1997, there were no brokers', fees and commissions compared to $3,000 for the same period in 1996.

         The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. For the three month period ending June 30,1997, all of the remaining $61,000 deferred gain was amortized against the Venture costs and expenses of $163,000 The deferred gain amortization was 69.8% lower than the three months ended June 30, 1996 while actual venture expenses declined 19.3% against the same three month period in 1996.

         The Registrant recorded no deferred income tax provision for the three-months ended June 30, 1997, compared to a $134,000 income tax provision for the three-month period ended June 30,1996.

         The Registrant's net loss of $336,000 for the three-month period ended June 30, 1997 was due to the factors set forth above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

         There were no sales or mine operating expenses for the six-month periods ended June 30, 1997 and 1996 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense declined to $1,000 because there were no machinery and equipment purchases to offset fixed assets being fully depreciated.

         General and administrative expenses decreased by 30.7% for the six-month period ended June 30,1997 due to reduced office and salary expenses.

         Professional fees decreased 48.3% principally due to the decrease in required legal and consulting services related to the litigation against AGI.

         Exploration expenses declined by 50% because the Registrant dropped several leased tracts around its North Carolina properties.

         Interest and other, net decreased 69.2% for the six-month period ending June 30,1997 compared to the six-month period ending June 30, 1996. This was a result of interest expense from the $290,000 in notes payable borrowed in December 1996 partially offsetting interest income on invested cash.

         The Registrant recorded no gain or loss on the sale of AGI Common Stock during the six-month period ending June 30, 1997, since all shares had been sold by December 31,1996. For the six-month period ended June 30, 1996, the Registrant recorded a gain of $104,000 on the sale of shares of AGI Common Stock.

         For the six months ending June 30, 1997, there were no brokers' fees and commissions compared to $4,000 for the same period in 1996.

         The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. For the six month period ending June 30,1997, all of the remaining $157,000 deferred gain was amortized against the Venture costs and expenses of $259,000. The deferred gain amortization was 52.9% lower than the six months ended June 30, 1996 while actual venture expenses declined 22.2% against the same six month period in 1996.

         The Registrant recorded no deferred income tax provision for the three-months ended June 30, 1997, compared to a $178,000 income tax provision for the six-month period ended June 30,1996.

         The Registrant's net loss of $480,000 for the six-month period ended June 30, 1997 was due to the factors set forth above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition and liquidity continued to decline in the first six months of 1997 due primarily to the accounting charge for 37.5% of the costs and expenses of the Haile Mining Venture, and various corporate costs without any offsetting revenues. The working capital deficit increased to $(963,000) at June 30, 1997, compared with $(643,000) at the end of 1996.

         The Company's principal source of liquidity during 1996 was from the sale of all of the remaining shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property, which the Company began to liquidate in January 1995. Proceeds from the sale of such shares were also used to repay previous borrowings against such shares made in 1993 and 1994. In late 1996, the Company completed the sale of its remaining shares of AGI Common Stock. The net proceeds from such sale were used to pay most of the arbitration award. In addition, in December 1996, the Company completed a sale of 1,400,000 shares of its Common Stock and issued $290,000 of Notes convertible into Common Stock. The net proceeds from such sales were approximately $850,000, a portion of which was used to pay the remainder of the arbitration award. On June 30, 1997, the $290,000 in notes and $8,000 in accrued interest were converted into approximately 745,000 shares of the Registrant's Common Stock. At June 30, 1997, the Company had approximately $366,000 in cash or cash equivalents.

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

         Following the court's November 2, 1995 order, the defendant Amax Gold Inc. removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. The civil conspiracy claim was later dismissed. Discovery is completed. On August 19, 1996, Amax Gold filed a motion for summary judgement. A hearing on this motion was held on November 25,1996 before a Magistrate Judge, who recommended on January 17, 1997 that Amax Gold's motion for summary judgement be denied. The Magistrate's recommendation was confirmed by the Federal District Judge on June 26, 1997. The case has been scheduled for trial beginning August 18, 1997.

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


Item 2.  Changes in Securities

         (a)  Not applicable

         (b)  Not applicable

         (c) In December 1996, the Registrant issued $290,000 principal amount of Convertible Notes to five directors and an accredited investor. The Convertible Notes matured June 30,1997 and were convertible into shares of the Registrant's Common Stock at $.40 per share from March 31, 1997 until maturity. The principal and interest on all such notes were converted into shares of the Registrant's Common Stock effective June 30, 1997, resulting in the issuance of an aggregate of approximately 745,000 shares of the Registrant's Common Stock. The issuance of the Convertible Notes and the subsequent issuance of the Common Stock upon conversion of the Convertible Notes were made pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Item 4.  Submission of matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Registrant held on June 25, 1997, the shareholders approved (1) the election of Robert M. Shields, Jr., Earl M. Jones, William Feick, Jr., John W. Castles 3d, Joseph F. McDonald, Christopher M.H. Jennings and Douglas D. Donald as directors; (2) amendments to the 1994 Nonqualified Stock Option Plan for Non-Employee Directors in order to: (i) increase the number of shares of the Corporation's Common Stock reserved for the issuance upon the exercise of options granted under the 1994 Director Plan to 550,000; (ii) shorten the period of service required of a non-employee director in order to be eligible to receive automatic grants under the 1994 Director Plan to three months; and
(iii) authorize the Board of Directors, in its discretion, to grant options to a Director who is not a regular employee of the Corporation as compensation for and in consideration of his or her service initial election to the Board of Directors. The following table sets forth the votes on such matters:

                                                FOR        AGAINST    ABSTAIN

             Election of Directors:
                  (by nominee)
             Robert M. Shields                8,729,292          0    150,350
             Earl M. Jones                    8,729,292          0    150,350
             William Feick, Jr.               8,714,292          0    165,350
             John W. Castles 3d               8,730,292          0    149,350
             Joseph F. McDonald               8,730,292          0    149,350
             Christopher M. H. Jennings       8,730,292          0    149,350
             Douglas D. Donald                8,728,292          0    151,350

             Approval of Amendments to
             the 1994 Nonqualified Stock
             Option Plan for Non-Employee
             Directors                        8,616,146    181,786     81,710

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         10.80 First Amendment to Severance Payment Agreement by and between the Registrant and Robert M. Shields Jr. dated as of February 28, 1997.

         10.81 First Amendment to Severance Payment Agreement by and between the Registrant and Earl M. Jones dated as of February 28, 1997.

         27       Financial Data Schedule (filed in electronic format only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 1997.

PIEDMONT MINING COMPANY, INC.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PIEDMONT MINING COMPANY, INC.



Date: August 14, 1997           By /s/ Robert M. Shields, Jr.
                                   --------------------------
                                   Robert M. Shields, Jr.
                                   Chairman and Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    EXHIBITS

                                   FORM 10-QSB
                                QUARTERLY REPORT


For the quarter ended                                    Commission File Number
June 30, 1997                                                   0-16436


                          PIEDMONT MINING COMPANY, INC.

                                  EXHIBIT INDEX


                                                                   Sequentially
     Exhibit No            Exhibit Description                     Numbered Page
     ----------            -------------------                     -------------

        10.80    First Amendment to Severance Payment
                 Agreement by and between the Registrant and Robert M. Shields, Jr. dated as of February
                 28, 1997.

        10.81    First Amendment to Severance Payment
                 Agreement by and between the Registrant and Earl M. Jones dated as of February 28, 1997.

        27       Financial Data Schedule (for SEC use only).