Form 10QSB
period 1997-09-30
PIEDMONT MINING CO INC
filed 1997-11-14
CIK 819517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

            COMMON STOCK, NO PAR VALUE--17,192,948 SHARES OUTSTANDING
                            AS OF SEPTEMBER 30, 1997

Transitional Small Business Disclosure Format (check one)

           Yes             No   X
               -----          -----

                                      INDEX

PIEDMONT MINING COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.                                         Page

         Consolidated Condensed Balance Sheets--September 30, 1997
         (unaudited) and December 31, 1996                                   3

         Consolidated Condensed Statements of Operations (unaudited)--
         Three months ended  September 30, 1997 and  September 30, 1996      4
         Nine months ended September 30,1997 and September 30,1996

         Consolidated Condensed Statements of Cash Flows                     5
         (unaudited)--Nine months ended September 30, 1997 and
         September 30, 1996

         Notes to Consolidated Condensed Financial Statements                6
         (unaudited)-September 30, 1997

Item 2.       Management's Discussion and Analysis or Plan of Operation     10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 6.  Exhibits and Reports on Form 8-K.                                  14

SIGNATURES                                                                  15

PIEDMONT MINING COMPANY, INC.
PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                                             At                    At
                                                                                       September 30           December 31
CONSOLIDATED CONDENSED BALANCE SHEETS                                                       1997                  1996
                                                                                       ------------          ------------
ASSETS (unaudited)
CURRENT ASSETS
   Cash and cash equivalents (including $0 and
   $0 relating to the Haile Mining Venture)                                            $    177,000          $    700,000
   Prepaid expenses                                                                             -0-                 1,000
                                                                                       ------------          ------------
         TOTAL CURRENT ASSETS                                                               177,000               701,000
                                                                                       ------------          ------------

PROPERTY AND EQUIPMENT (including $201,000
   and $227,000 relating to the Haile Mining Venture)                                       237,000               263,000

OTHER ASSETS
   Deferred costs (including $1,536,000 relating to the Haile Mining Venture)
   net of accumulated amortization of $3,377,000                                          1,754,000             1,754,000
Other                                                                                         4,000                 3,000
                                                                                       ------------          ------------
         TOTAL OTHER ASSETS                                                               1,758,000             1,757,000
                                                                                       ------------          ------------
                  TOTAL ASSETS                                                         $  2,172,000          $  2,721,000
                                                                                       ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                       $        -0-          $    290,000
   Accounts payable (including $512,000 and
   $246,000 relating to Haile Mining Venture)                                               596,000               267,000
   Accrued venture costs (Note C)                                                           864,000               783,000
   Accrued salaries and wages                                                                 5,000                 4,000
                                                                                       ------------          ------------
         TOTAL CURRENT LIABILITIES                                                        1,465,000             1,344,000
                                                                                       ------------          ------------

ACCRUED RECLAMATION COSTS                                                                   125,000               125,000
                                                                                       ------------          ------------

DEFERRED GAIN                                                                             7,019,000             7,019,000
   Less accumulated amortization                                                          7,019,000             6,862,000
                                                                                       ------------          ------------
                                                                                                -0-               157,000
UNCERTAINTIES AND CONTINGENCIES
(Notes B, C AND E)

SHAREHOLDERS' EQUITY
   Common Stock                                                                          12,014,000            11,717,000
   Contributed capital                                                                      317,000               317,000
   Accumulated deficit                                                                  (11,749,000)          (10,939,000)
                                                                                       ------------          ------------
         TOTAL SHAREHOLDERS' EQUITY                                                         582,000             1,095,000
                                                                                       ------------          ------------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                                                 $  2,172,000          $  2,721,000
                                                                                       ============          ============


PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30                          September 30
                                                   ----------------------------------     ----------------------------------
                                                        1997                  1996             1997                  1996
                                                   ------------          ------------     ------------          ------------

NET SALES                                            $      -0-            $      -0-       $      -0-            $      -0-


COST OF SALES
   Depreciation expense                                     -0-                 3,000            1,000                 8,000
   Haile Mining Venture expenses (Note B,C)             116,000               147,000          376,000               480,000
   Amortization-deferred gain (Notes B,C)                     0              (147,000)        (157,000)             (480,000)
                                                   ------------          ------------     ------------          ------------
                                                        116,000                 3,000          220,000                 8,000


                GROSS LOSS FROM OPERATIONS              116,000                 3,000          220,000                 8,000
                                                   ------------          ------------     ------------          ------------


OTHER (INCOME) EXPENSES
   General and administrative                           104,000               134,000          320,000               444,000
   Exploration                                              -0-                 2,000            2,000                 6,000
   Professional fees                                    114,000               126,000          277,000               443,000
   Interest and other, net                               (4,000)               (8,000)          (9,000)              (21,000)
   Gain on sale of stock                                    -0-                   -0-              -0-              (104,000)
   Brokers fees and commissions                             -0-                   -0-              -0-                 4,000
                                                   ------------          ------------     ------------          ------------
                                                        214,000               254,000          590,000               772,000
                                                   ------------          ------------     ------------          ------------



                LOSS BEFORE INCOME TAXES                330,000               257,000          810,000               780,000


   Income tax provision                                     -0-                   -0-              -0-               178,000
                                                   ------------          ------------     ------------          ------------


                NET LOSS                           $    330,000          $    257,000     $    810,000          $    958,000
                                                   ============          ============     ============          ============


NET LOSS PER COMMON SHARE                          $       0.02          $       0.02     $       0.05          $       0.06
                                                   ============          ============     ============          ============


CASH DIVIDENDS PER SHARE                                   None                  None             None                  None


WEIGHTED AVERAGE NUMBER OF
COMMON SHARE OUTSTANDING                             17,192,948            15,043,869       16,712,270            15,043,869
                                                   ============          ============     ============          ============

            See notes to consolidated condensed financial statements

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30
                                                            ----------------------------
                                                               1997               1996
                                                            ---------          ---------

OPERATING ACTIVITIES
   Net Loss                                                 $(810,000)         $(958,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation                                            26,000             30,000
       Amortization of deferred gain                         (157,000)          (480,000)
       Deferred income tax (benefit) expense                      -0-            178,000
       (Gain) Loss on sale of assets                              -0-           (104,000)
       Changes in operating assets and liabilities:
       Decrease in Note Payable                              (290,000)               -0-
       Increase (decrease) in accounts payable
       and accrued expenses                                   411,000            417,000
       Other                                                      -0-             (3,000)
                                                            ---------          ---------


NET CASH USED IN OPERATING ACTIVITIES                        (820,000)          (920,000)
                                                            ---------          ---------

INVESTING ACTIVITIES

   Proceeds from issuance of common stock                     297,000                -0-
   Proceeds from sales of Amax Gold Inc. stock                    -0-            416,000
                                                            ---------          ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                     297,000            416,000
                                                            ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (523,000)          (504,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              700,000            782,000
                                                            ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 177,000          $ 278,000
                                                            =========          =========


            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

September 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1996.

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

The Registrant is amortizing the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. The amortization recorded was approximately $157,000 relating to costs incurred during the nine-month period ended September 30, 1997. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

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

The cash calls for March 1995 through September 1997 are reflected as accrued venture costs on the Registrant's balance sheet at September 30, 1997 and December 31, 1996 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the three and nine months ended September 30, 1997 and September 30, 1996. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

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

Venture expenditures incurred from its formation through September 30, 1997 totaled approximately $13,539,000 of which the Registrant has paid 37.5% through February 1995. AGI has identified approximately $2,685,000 of these Venture expenditures through September 30, 1997 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995, $279,000 for 1996 and
$273,000 for the first nine months of 1997) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid 37.5% of such costs through December 31, 1994 (which totaled approximately $617,000). A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

The Registrant disputed the cost reallocation asserted by AGI and arbitration proceedings were commenced by AGI in May 1995. On March 5, 1996, an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. Pursuant to the award, the Registrant paid approximately $1,370,000 to a subsidiary of AGI. In addition, approximately $33,000 in administrative expenses were borne by the Registrant. The Registrant believes that it is not responsible for any cost allocations in excess of the $1,370,000 that was the subject of the arbitration award. However, AGI has taken the position that the Registrant should be responsible for 100% of similar ongoing expenses in the future and has filed a demand for arbitration with the American Arbitration Association with respect to such ongoing expenses. See Part II, Item 1 -- Legal Proceedings.

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


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

         There were no sales or mine operating expenses for the three-month periods ended September 30, 1997 and 1996 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense was less than $1,000 and because of rounding in thousands it is shown as zero this quarter.

         General and administrative expenses decreased by 22.3% for the three-month period ended September 30,1997 due to reduced office and salary expenses.

         Professional fees decreased 9.5% principally due to the decrease in required legal and consulting services related to the litigation against AGI.

         There was no exploration expenses this quarter as the Registrant has reduced its lease obligations for its North Carolina properties compared to $2,000 for the same period in 1996.

         Interest and other, net declined 50% for the three-month period ending September 30,1997 compared to the three-month period ending September 30, 1996. This was a result of interest income on invested cash declining as the Registrant uses its invested cash to fund its operating costs.

         The Registrant recorded no gain or loss on the sale of AGI Common Stock during the three-month period ending September 30, 1997, since all shares had been sold by December 31,1996. For the three-month period ended September 30, 1996, the Registrant also recorded no gain.

         For the three months ending September 30, 1997 and 1996, there were no brokers' fees and commissions.

         The Registrant had been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. In May 1997 all remaining deferred gain was fully amortized. Thus there was no amortization recorded in the three month period ending September 30, 1997 compared to $147,000 for the same period in 1996 while actual venture costs declined 26.7% for the same period.

         The Registrant recorded no deferred income tax provision for the three-months ended September 30, 1997 and 1996.

         The Registrant's net loss of $330,000 for the three-month period ended September 30, 1997 was due to the factors set forth above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

         There were no sales or mine operating expenses for the nine-month periods ended September 30, 1997 and 1996 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense declined to $1,000 because there were no machinery and equipment purchases to offset fixed assets being fully depreciated compared to $8,000 for the same period in 1996.

         General and administrative expenses decreased by 27.9% for the nine-month period ended September 30,1997 due to reduced office and salary expenses.

         Professional fees decreased 37.4% principally due to the decrease in required legal and consulting services related to the litigation against AGI.

            Exploration expenses declined 66.7% to $2,000 for the nine-month ending September 30, 1997 because the Registrant has reduced its lease obligations for its North Carolina properties.

         Interest and other, net decreased 57.2% for the nine-month period ending September 30,1997 compared to the nine-month period ending September 30, 1996. This was a result of interest expense from the notes payable partially offsetting interest income on declining invested cash.

         The Registrant recorded no gain or loss on the sale of AGI Common Stock during the nine-month period ending September 30, 1997, since all shares had been sold by December 31,1996. For the nine-month period ended September 30, 1996, the Registrant recorded a gain of $104,000 on the sale of shares of AGI Common Stock.

         For the nine months ending September 30, 1997, there were no brokers' fees and commissions compared to $4,000 for the same period in 1996.

         The Registrant had been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. In May 1997 all deferred gain was fully amortized. Thus there was only $157,000 amortization recorded in the nine month period ending September 30, 1997 compared to $480,000 for the same period in 1996. This amount is 67.3% lower that the nine months ended September 30, 1996 while actual Venture costs declined only 21.7% for the same period.

         The Registrant recorded no deferred income tax provision for the nine-months ended September 30, 1997, compared to a $178,000 income tax provision for the nine-month period ended September 30,1996.

         The Registrant's net loss of $810,000 for the nine-month period ended September 30, 1997 was due to the factors set forth above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition and liquidity continued to decline in the first nine months of 1997 due primarily to the accounting charge for 37.5% of the costs and expenses of the Haile Mining Venture, and various corporate costs without any offsetting revenues. The working capital deficit increased to $(1,288,000) at September 30, 1997, compared with $(643,000) at the end of 1996.

         The Company's principal source of liquidity during 1996 was from the sale of all of the remaining shares of AGI Common Stock it had acquired upon AGI's exercise of its option with respect to the Haile Property, which the Company began to liquidate in January 1995. Proceeds from the sale of such shares were also used to repay previous borrowings against such shares made in 1993 and 1994. In late 1996, the Company completed the sale of its remaining shares of AGI Common Stock. The net proceeds from such sale were used to pay most of the arbitration award. In addition, in December 1996, the Company completed a sale of 1,400,000 shares of its Common Stock and issued $290,000 of Notes convertible into Common Stock. The net proceeds from such sales were approximately $850,000, a portion of which was used to pay the remainder of the arbitration award. On June 30,1997, the $290,000 in notes and $8,000 in accrued interest were converted into approximately 745,000 shares of the Registrant's Common Stock. At September 30, 1997, the Company had approximately $177,000 in cash or cash equivalents.

            The Company believes that its current cash position will not provide sufficient capital resources for its continued operations (including the costs of pursuing the lawsuit against AGI) through the end of 1997 and early 1998 without additional capital. Additional financing will also be required to develop and commence mining operations at the Haile Property or if there is no favorable resolution of the litigation during 1997. Additional financing for such purposes could be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Company currently has no commitments for any such additional financing, and there is no assurance that the Company could obtain any such additional financing if and when needed.

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

         Following the court's November 2, 1995 order, the defendant Amax Gold Inc. removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. The civil conspiracy claim was later dismissed. On August 26, 1997, a Federal Court jury returned a verdict in favor of Kershaw Gold Company, finding tortious interference by Amax with Kershaw's rights under the Joint Venture Agreement between Kershaw and two of Amax's subsidiaries, and awarded Kershaw actual damages of $9,000,000. On August 27, 1997, the trial judge set aside the jury's award on the grounds that Kershaw had failed to provide an adequate basis for the jury to determine damages. Kershaw has filed a notice of appeal with the United States Fourth Circuit Court of Appeals in Richmond, Virginia.

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

         On March 5, 1996, the arbitration panel rendered an award calling for the Registrant to pay approximately $1,370,000 of the disputed expenses to a subsidiary of AGI. According to the award, the administrative and arbitrators' fees and expenses, totaling approximately $66,000, were to be borne equally by the parties. In August 1996, the award was confirmed by the U.S. District Court in South Carolina and judgement was entered on the award.

         On September 9, 1996, the Registrant and its wholly-owned subsidiary, Kershaw Gold Company, Inc. , filed petitions for relief under Chapter 11 of the US Bankruptcy Code in the U. S. Bankruptcy Court for the Western District of North Carolina. Such filings automatically stayed the enforcement of the judgement on the arbitration award. After a hearing, the Bankruptcy Court dismissed the petitions on October 30, 1996, thereby terminating the automatic stay. Following dismissal of the bankruptcy proceedings, Lancaster Mining Company, Inc. commenced proceedings to enforce its judgement. The Registrant paid the judgement in full in December 1996.

         On November 5, 1997, Lancaster Mining Company, Inc. filed a demand for arbitration with the American Arbitration Association alleging a breach by plaintiffs of their obligations under the Venture Agreement, seeking to recover costs, plus interest, in the amount of $1,757,255.96, incurred since September 1, 1995 through October 31, 1997. The Registrant intends to vigorously challenge Lancaster's right to institute these arbitration proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27    Financial Data Schedule (filed in electronic format only)

         (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the three months ended September 30, 1997.

PIEDMONT MINING COMPANY, INC.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PIEDMONT MINING COMPANY, INC.



Date: November 14, 1997             By /s/ Robert M. Shields, Jr.
                                       --------------------------
                                       Robert M. Shields, Jr.
                                       Chairman and Chief Executive Officer