Form 10KSB
period 1997-12-31
PIEDMONT MINING CO INC
filed 1998-04-15
CIK 819517

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _____________ to ____________.

Commission file number:  0-16436

                          PIEDMONT MINING COMPANY, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

          NORTH CAROLINA                                 56-1378516
          --------------                                 ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  4101-G STUART ANDREW BOULEVARD, CHARLOTTE, NC               28217
  ---------------------------------------------               -----
    (Address of principal executive offices)                (Zip Code)

       Issuer's telephone number, including area code     (704) 523-6866
                                                          --------------

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered

            NONE                                          NONE
            ----                                          ----

         Securities registered under Section 12(g) of the Exchange Act:

                            NO PAR VALUE COMMON STOCK
                            -------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [_]

The Registrant had no operating revenues for the fiscal year ended December 31, 1997.

The aggregate market value of shares of the Registrant's no par value Common Stock held by non-affiliates as of April 8, 1998 was $1,723,268.

The number of shares outstanding of the Registrant's no par value Common Stock, its only outstanding class of Common Stock, as of April 8, 1998 was 17,188,787 shares.

Transitional Small Business Disclosure (check one):  Yes    No X
                                                        ---   ---

                                     PART I

ITEM 1. BUSINESS

General.

        The Registrant is engaged in exploration for gold and other precious metals and evaluation of gold properties in North and South Carolina. The Registrant was also engaged in the mining and production of gold at its Haile Mine properties (the "Haile Property") near Kasho, South Carolina, from early 1985 until mid-1992, when the Registrant entered into a mining venture with a subsidiary of Amax Gold Inc. to further explore, evaluate and, if warranted, develop and operate a gold mining operation at the Haile Property on a larger scale than was previously operated by the Registrant. The Registrant also controls one property area in North Carolina on which it has conducted exploration. The Registrant's activities in South Carolina are conducted primarily through its wholly-owned subsidiary, Kasho Gold Company, Inc. (formerly Mineral Mining Company, Inc.), and in North Carolina through its wholly-owned subsidiary, Piedmont Gold Company, Inc. Unless the context otherwise requires, all references to the Registrant in Items 1 and 2 of this report include Piedmont Mining Company, Inc. and both such subsidiaries.

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

        The Registrant also currently controls one mineral property in North Carolina. This property was not part of the Haile Mining Venture, and the Registrant has conducted exploration for gold and other precious metals there independent of its past participation in the Haile Mining Venture. In August 1992, the Registrant resumed exploration at its North Carolina properties, which continued through mid-1993. No significant exploration activities in North Carolina have been conducted since that time. See "Exploration in North Carolina" below.

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

        From the formation of the Venture until 1994, extensive exploration and evaluation of the Haile Property continued, including drilling and studies relating to reserve delineation, metallurgical evaluation, environmental, engineering, hydrological and other technical studies. AGI's most recently published calculations of the reserves at the Haile Property are summarized in
Item 2 of this report and in AGI's 1997 Annual Report on Form 10-K, AGI's November 29, 1996 Consent Solicitation Statement and in AGI's February 28, 1997 Registration Statement on Form S-3 filed with the Securities and Exchange Commission. Since the beginning of 1994, Venture activities have consisted primarily of environmental studies, evaluation work and property maintenance. In September 1994, AGI advised the Registrant that it intended to pursue a sale of its interest in the Venture.

        Total Venture expenditures were approximately $5,074,000 in 1993, $2,415,000 in 1994, $1,011,000 in 1995, $1,099,000 in 1996 and $1,213,000 in
1997. The Registrant funded 37.5% of the 1993 and 1994 expenditures and the expenditures through February 1995, but did not fund 37.5% of the remaining 1995 expenditures or any of the 1996 and 1997 expenditures as a result of the litigation described in the following paragraph and under Item 3 -- Legal Proceedings. AGI has identified approximately $2,803,000 of Venture expenditures through December 31, 1997 that AGI now claims are subject to the indemnification provisions of the Venture Agreement ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 for 1994, $488,000 for
1995, $279,000 for 1996 and $391,000 for 1997). In addition, claims for 1998, as indicated on projections provided to the Registrant by the Venture manager, are $423,000. The Registrant has disputed such cost reallocation. The total amount claimed by AGI, including budgeted amounts for 1998 is now approximately $3,226,000 (of which $1,370,000 has been paid to AGI as a result of the arbitration award described in the next paragraph), and is increasing each month.

        On March 5, 1996, an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. Pursuant to the award, the Registrant paid approximately $1,370,000 of the disputed amount to a subsidiary of AGI in December 1996. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, were to be borne equally by the parties. The expenses that were the subject of the award were accrued on the Registrant's 1995 financial statements. The Registrant paid the full amount of the arbitration award in 1996. On November 5, 1997, AGI filed a second demand for arbitration with respect to such cost reallocation in excess of the $1,370,000 award. It is the Registrant's position that amounts in excess of the $1,370,000 award may not be reallocated. See "Certain Factors Affecting the Industry and the Registrant -- 3. Governmental Regulation, Environmental Controls and Indemnification" below.

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

        The 1997 program and budget included total Venture expenditures of approximately $1,549,000, of which 37.5% would have been approximately $581,000. The 1998 program and budget calls for total Venture expenditures of approximately $1,435,000, of which 37.5% would be approximately $538,000.

Exploration in North Carolina.

        Until 1997 the Registrant had controlled three property areas in North Carolina at which it has conducted limited exploration for gold and other precious metals, primarily at its Russell-Coggins Property. See Item 2 -- Properties -- "North Carolina Properties."

        Although the Registrant has held interests in various North Carolina properties during most of the time it has been in business, exploration of the North Carolina properties has been limited due to the priority given to the Haile Property and the Registrant's limited financial resources and manpower. In 1992 the Registrant commenced a new limited exploration program at its Russell-Coggins Property. Exploration expenditures for the North Carolina properties were approximately $162,000 in 1993. The Registrant made no expenditures for exploration in North Carolina in 1994, 1995, 1996 or 1997 and has not budgeted any such expenditures for 1998.

        Although the Registrant's exploration results at its Russell-Coggins Property have been encouraging and the Registrant has defined certain zones of gold mineralization at the Russell-Coggins Property as summarized in Item 2 below and at the Jones-Keystone property, the exploration results are still preliminary and the Registrant has decided not to allocate its limited resources to further exploration there at this time. If the Registrant were to resume significant exploration at such properties, the Registrant would need additional financing beyond its current capital resources, such as additional debt or equity financings or a joint venture or merger with another mining company. The amount of additional capital needed cannot be accurately predicted at this time. In 1997 and 1998, the Registrant terminated leases with respect to or sold all but its Russell Property in North Carolina. See "Item 2-- Prospectus --North Carolina Properties"

Employees and Consultants.

        The Registrant had three full time employees at March 31, 1998. The Registrant uses part-time employees and consultants from time to time for various activities. None of the Registrant's employees are represented by labor unions or covered by collective bargaining agreements. Management considers its employee relations to be good.

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

Certain Factors Affecting the Industry and the Registrant.

        Exploration, development and mining of mineral properties involve unique and greater risks than those generally associated with other industries. Many exploration programs do not result in the discovery of a commercially minable mineral deposit, in which case the costs of exploration are not recoverable. The Registrant's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, including the particular risks described below:

        1. Fluctuating Price for Gold. Most of the Registrant's past revenues were derived from the sale of gold produced from its mining and processing operations. The Registrant's prospects will depend upon the ability of the Registrant (and, with respect to the Haile Property, possibly the Haile Mining Venture) to locate and profitably exploit gold deposits through the mining, production and sale of gold. Therefore, the feasibility of developing and operating new gold mining operations and the future profitability of any such operations will depend on the price of gold. Gold prices fluctuate widely from time to time and are affected by numerous factors beyond the Registrant's control which cannot be accurately predicted, including expectations about inflation, exchange rates, banking, economic and political crises, interest rates, global supply and demand, political and economic conditions, and production costs in major gold producing regions, including the Republic of South Africa and the former Soviet Union, and many other factors. From 1985 through 1997, gold prices fluctuated between a low of approximately $280 per ounce and a high of approximately $485 per ounce. At March 30, 1998, the price of gold was approximately $300 per ounce.

        2. Effect of Exploration Costs. Exploration costs do not generate offsetting revenues unless and until the exploration is successful and the Registrant can commence additional production, sell the property or otherwise realize the benefits of additional discoveries. The Registrant experienced losses in 1987, 1988 and 1989 due largely to increased exploration costs. The Registrant generated a profit in 1990 despite its large exploration costs but experienced losses again in 1991 and subsequent years largely as a result of exploration and development costs and the suspension of its mining operations. Although the Registrant's share of the costs of the Haile Mining Venture have been partially offset on the Registrant's income statement by amortization of the deferred gain on the disposition to AGI of a 62.5% interest in the Haile Property, the Registrant does not expect to generate any operating revenues resulting from such exploration efforts or from its North Carolina exploration program unless and until new mining operations are developed and production commences.

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

        The Option and Earn-In Agreement, the Venture Agreement and certain related agreements, provided that the Registrant indemnify AGI from all environmental and other liabilities arising from matters occurring or existing on the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations on the Haile Property from March 15, 1991 to July 1, 1992 (the date the Venture was formed). AGI has identified approximately $2,803,000 of Venture expenditures through December 31, 1997 that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 for 1994,
$488,000 for 1995, $279,000 for 1996 and $391,000 for 1997). In addition, AGI's claims for 1998, as indicated on projections provided to the Registrant by the Venture manager, are $423,000. A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. Initially, the Registrant paid 37.5% of such costs through December 31, 1994 (which totaled approximately $617,000).

        The Registrant disputed the cost reallocation asserted by AGI and in May 1995 AGI commenced an arbitration proceeding as to such dispute. On March 5, 1996, an arbitration panel of the American Arbitration Association rendered an award in connection with the Registrant's dispute with AGI over such cost reallocation. Pursuant to the award, the Registrant paid approximately $1,370,000 of the disputed costs to a subsidiary of AGI. According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, were to be borne equally by the parties. The award was paid in full in December 1996. The Registrant believes that it is not responsible for any cost reallocation in excess of that $1,370,000 that was the subject of the arbitration award. However, AGI has taken the position that the Registrant will be responsible for 100% of similar ongoing expenses, and on November 5, 1997 filed a second demand for arbitration with respect to such expenses. See Item 3 -- Legal Proceedings.

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

ITEM 2. PROPERTIES

General.

        The Registrant and AGI (the "Venture Participants") control the Haile Property near Kasho, South Carolina, in accordance with their undivided interests in the Haile Mining Venture (62.5% for AGI and 37.5% for the Registrant), and the Registrant itself currently controls one other mineral property in North Carolina independent of the Venture. This Item 2 describes each such property area, the nature of the Registrant's or Venture Participants' interests therein, and the exploration work conducted or planned to be conducted at each property.

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

        The Registrant and AGI have conducted title examinations of, and obtained title insurance on, certain key tracts at the Haile Property on which gold mineralization has been located. In addition, the Registrant carried $250,000 of title insurance on certain Russell-Coggins property tracts in North Carolina subject, however, to matters that would be disclosed by an accurate survey. It has been the general policy of the Registrant not to incur the expense of conducting title examinations and obtaining title insurance on leased properties until such time as it commits substantial funds to the exploration or acquisition of the properties. With respect to the tracts other than those noted above, the Registrant can give no assurance as to the status of title of such tracts or as to the exact acreage of each such tract. Statements of acreage contained in this report are generally based upon recitals in the relevant documentation and not upon any surveys conducted for or by the Registrant.

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

Haile Property

        1. Location. The Haile Property is located approximately two miles north of Kasho in Lancaster County, South Carolina, on paved U.S. Highway 601 which passes through the western portion of the property. The property is accessible all year.

        2. Leases, Facilities and Ownership. The Haile Property consists of approximately 3,669 acres in 19 tracts, five of which are owned by the Venture Participants and 14 of which are controlled under various Mineral Leases. The currently estimated reserves on the Haile Property (see "4. Mineable Reserve Estimates at the Haile Property" below) are on the tracts owned by the Venture Participants and on a 1,209 acre tract controlled under a Mineral Lease and Purchase Option.

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

        The Venture Participants also hold a Mineral Lease covering three tracts totaling 1,209 acres and containing a significant portion of the currently estimated reserves on the Haile Property. In 1991, AGI acquired an option to purchase these three tracts (the "Purchase Option") for $2,495,000, plus 8% per annum from May 1, 1992, subject to annual payments of $150,000 (subject to escalation for inflation beginning in 1996) to keep the Purchase Option in force until as late as June 20, 2001. Upon AGI's exercise of its option under the Option and Earn-In Agreement, it assigned a 37.5% interest in the Purchase Option to the Registrant so that the property subject to the Purchase Option would become part of the Venture if the Purchase Option is exercised. This Mineral Lease expired on June 21, 1997, but the Registrant believes this lease was extended for an additional one year period.

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

Tract 6: A 761 acre tract controlled under a Mineral Lease dated August 20, 1987. Advance royalties are now $7,610 per year, which will be credited against annual production royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee is obligated to pay reasonable value for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 10 years or so long as the owner receives production royalty payments if the property is in production. This lease was terminated as of August 1997.

Tract 7: A 175 acre tract controlled under a Mineral Lease dated August 20, 1987. Advance royalties are now $1,750 per year, which will be credited against annual production royalties of 5% of net smelter returns from production if the property is ever in production. For every acre within any open pit, shaft, stockpile, waste dump, or ore related facilities, the lessee is obligated to pay reasonable damages for non-mining related uses of equivalent land, buildings, and other improvements in the vicinity. This lease continues for a minimum term of 10 years or so long as the owner receives production royalty payments if the property is in production. This lease was terminated as of August 1997.

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

        4. Minable Reserve Estimates at the Haile Property. The most recent audited estimates of the minable reserves at the Haile Property have been made by AGI in connection with its management of the Haile Mining Venture and have been audited by DMBW, Inc. as set forth in their report dated April 22, 1994 (the "1994 Reserve Report"). A summary of the 1994 Reserve Report has been subsequently published by AGI in its 1997 Form 10-K, November 29, 1996 Consent Solicitation Statement to its shareholders and a Registration Statement on Form S-3 with respect to $200 million of securities filed with the Securities and Exchange Commission on February 28, 1997.

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

North Carolina Properties.

A. Russell-Coggins Property

        1. Location. This property included the Russell and Coggins tracts, located one to two miles north of El Dorado, Montgomery County, North Carolina, on paved State Road 1302, which bounds or traverses the property and is open all year. One additional tract totaling 140 acres located approximately one mile north and east of the Russell and Coggins tracts was included with the Russell-Coggins property for exploration purposes.

        2. Ownership, Leases and Permits. The 1,144 acre Russell tract and the 82 acre Coggins tract were acquired by the Registrant in 1987 upon exercise of a purchase option, subject only to a 1% production royalty to the prior owner. On February 17, 1998 the Registrant sold the 82 acre Coggins Tract for approximately $ 95,000.

        An additional 140 acre tract was controlled by the Registrant under a Mineral Lease dated May 5, 1986, as amended June 4, 1991. Rentals for the fourth year were $2,500, the fifth year $3,000, the sixth year $2,000 and the seventh through eleventh years $5,000 per year. After the tenth year, advance royalties were to be paid in the amount of $10,000 per year, which would be credited against annual production royalties of 4% of gross smelter returns if the property is put into production. The Registrant terminated this lease on May 5, 1997.

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

        Further exploration drilling was conducted by the Registrant during late 1989 and early 1990, resulting in a significant increase in the mineralized tonnage. The mineralized tonnage reported below was compiled in August 1990 using the results of that drilling. From August 1992 through mid-1993, the Registrant conducted additional limited exploration on its North Carolina properties, focused primarily on this property, consisting of additional rock chip and soil sampling, trenching and drilling. Although some of the drilling results from the recent exploration program were encouraging, the Registrant has not yet obtained a revised estimate of the mineralized tonnage based on the recent drilling results and therefore is not in a position to quantify any change in the proven and probable mineralized tonnage at this property resulting from its most recent drilling program. The Registrant has no current plans for further exploration at this property in 1998.

        4. Mineralized Tonnage. Based on all drilling and exploration data available through mid-1990, David C. Jonson, independent consulting geologist, of Golden, Colorado compiled an estimate of the gold mineralization at the Russell property in August 1990 as follows:

        Geologically Proven and Probable Gold Mineralization
             (cut-off grade equals 0.01 ounces per ton)

                   Tons         Grade (ounces/ton)
                   ----         ------------------
                 4,127,720            0.051

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

        2. Leases. The property consists of four leased tracts of land. Two tracts totaling 173 acres were held by the Registrant under a Mineral Lease dated February 6, 1981, as amended on May 22, 1987, March 25, 1989, February 6, 1993 and February 6, 1995. Annual advance royalty payments were $2,082 and were paid through February 6, 1997. Annual advance royalties paid were to be credited against annual production royalties of 4% of net smelter returns if the property is brought into production. This lease would have continued after the tenth year as long as mining commenced during the first ten years and annual production royalties of 4% of net smelter returns commencing in the eleventh year yielded not less than the advance royalty paid in the tenth year. Under the terms of the lease, the Registrant had a right of first refusal to lease or purchase such land on the same terms offered by or to any third party. The Registrant could at any time release any part of the leased property and reduce the rent or advance royalties payable under the terms of the lease proportionate to such release. The lease was terminated by the Registrant in 1997.

        A third tract of 445 acres was held by the Registrant under a Mineral Lease dated June 22, 1981, and as amended on June 21, 1991. Annual rental payments for years 11 though 15 were $2,000 and were paid through June 22, 1996. The lease was terminated by the Registrant on June 21, 1997.

        A fourth tract, approximately 169 acres, was held by the Registrant under a Mineral Lease dated December 18, 1980, also under similar terms, except that rental payments were $1,690 per year indefinitely and no production was required. If production commenced, similar production royalties were payable by the Registrant. The lease was terminated by the Registrant in 1997.

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

        4. Exploration. Because the Registrant has limited staff, resources and facilities, there was no exploration activity at this property in 1997.

C. Jones-Keystone Property

        1. Location. This property is located approximately 12 miles west of Asheboro, in Randolph County, North Carolina, and can be reached by traveling southwest on paved State Road 1344 for 1.2 miles from its intersection with U.S. Highway 64 and then east on an unpaved road for 0.8 miles. The roads are open all year.

        2. Leases. The property consisted of two contiguous tracts of land. A 240 acre tract was held under a Mineral Lease dated December 18, 1980, as amended December 18, 1993. Annual advance royalties were $2,400 per year through 1998 and were paid through December 18, 1997. If mining commenced during the initial fourteen year term of this lease, the term of this lease would continue as long as annual production royalties of 4% of net smelter returns for each lease year after the fourteenth year of the term were not less than the advance royalties paid during the fourteenth year of the lease term. This lease terminated on the last day of any lease year that royalty payments are not in such amount. This lease included an option to purchase the tract for $300,000 plus 10% for each lease year after December 18, 1982 until the option is exercised. Under the terms of the lease, the Registrant had a right of first refusal to lease or purchase such land on the same terms offered by or to any third party. The lease was terminated by the Registrant in December 1997.

        The other tract is 156 acres held under a Mineral Lease dated February 9, 1983, as amended February 9, 1992. Annual advance royalties were $1,560 per year through 1998 and were paid through February 8, 1998. If mining commenced during the initial fourteen year term of this lease, the term of this lease would continue as long as annual production royalties of 4% of net smelter returns for each lease year after the first fourteen years of the term are not less than the advance royalties paid during the fourteenth year of the term. This lease would terminate on the last day of any such lease year that royalty payments were not in such amount. Under the terms of the lease, the Registrant had a right of first refusal to lease or purchase such land on the same terms offered by or to any third party. The lease was terminated by the Registrant in February 1998.

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

        4. Exploration. During 1990, two trenches were dug along the trend of old mine workings. Samples of rock indicated low grade mineralization was present in each trench. No exploration work was conducted in 1991 or 1992. In 1993, the Registrant conducted limited IP geophysics. One core hole was drilled to test one geophysical anomaly. This hole intersected over two hundred feet of anomalous gold. No exploration was conducted in 1994, 1995, 1996 or 1997.

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

Office Facilities. The Registrant leases approximately 500 square feet of office space for its corporate headquarters in Charlotte, North Carolina under a month-to-month lease. The Registrant also rents a small office in New York City. That lease has been terminated pursuant to foreclosure proceedings brought by a lender against the owner of the property and the building has been sold to another owner. The Registrant's New York office will be closed by June 1998.

ITEM 3. LEGAL PROCEEDINGS.

        On March 29, 1995, the Registrant and its wholly-owned subsidiary, Kasho Gold Company, Inc., as plaintiffs, filed a complaint in the Court of Common Pleas for Lancaster County, South Carolina (Case No. 95-155) against Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., alleging breach of contract by defendants Amax Gold Inc., Lancaster Mining Company, Inc. and Haile Mining Company, Inc., and tortious interference with contractual rights by defendant Amax Gold Inc. The complaint asked for actual and punitive damages as the Court and jury shall determine. A trial by jury was demanded.

        A hearing on pending motions in the state court proceeding was held on October 5, 1995. On November 2, 1995, the court issued an order dismissing the claims of Piedmont Mining Company, Inc. (but not those of Kasho Gold Company) against the defendants, and dismissing both plaintiffs' claims for breach of contract against Amax Gold Inc. (but not Kasho Gold Company's claims against Lancaster Mining Company, Inc. and Haile Mining Company, Inc.), on the grounds that only the subsidiaries of the Registrant and of Amax Gold Inc. are parties to the contract in question. The order also stayed Kasho Gold Company's claims for breach of contract against the two Amax Gold Inc. subsidiaries pending a determination of arbitrability by the arbitrators. Kasho Gold Company's claim against Amax Gold Inc. for tortious interference with contract (including the Venture Agreement) was allowed to proceed. Amax Gold Inc.'s motion for a more definite statement of the tortious interference claim was granted. Discovery on the tortious interference claim was also authorized. The Registrant intends to vigorously prosecute its claims against Amax Gold Inc. and the two subsidiaries. The Registrant timely moved for reconsideration of the court's November 2, 1995 order. A hearing on the motion for reconsideration was held on January 26, 1998. To date, the court has not yet ruled.

        Following the court's November 2, 1995, order, the defendant, Amax Gold Inc., removed the claim against it by Kasho to the Federal District Court for the District of South Carolina. Kasho filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. In August 1997, a jury awarded $9,000,000 in damages to Kasho; however, the District Judge reversed the jury verdict. This reversal order has been appealed to the U.S. Fourth Circuit Court of Appeals in Richmond, Virginia and is scheduled for oral argument the first week in June 1998.

        On May 24, 1995, Lancaster Mining Company, Inc. ("Lancaster") filed a demand for arbitration with the American Arbitration Association alleging the breach by plaintiffs of obligations under the Venture Agreement. The defendant sought to recover costs incurred, and has taken the position that "future costs are not waived, but are specifically preserved." The Registrant has taken the position before both the court and the American Arbitration Association that the dispute is not arbitrable under the terms of the Venture Agreement, and objected to the arbitration proceedings. Nevertheless, the arbitration proceedings were conducted in early 1996 before an arbitration panel of the American Arbitration Association.

        On March 5, 1996, the arbitration panel rendered an award calling for the Registrant to pay approximately $1,370,000 of the disputed expenses to Lancaster According to the award, the administrative and arbitrators' fees and expenses, totalling approximately $66,000, were to be borne equally by the parties. In August 1996, the award was confirmed by the U.S. District Court in South Carolina and judgment was entered on the award.

        On September 9, 1996, the Registrant and its wholly-owned subsidiary, Kasho Gold Company, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina. Such filings automatically stayed the enforcement of the judgement on the arbitration award. After a hearing, the Bankruptcy Court dismissed the petitions on October 30, 1996, thereby terminating the automatic stay. Following dismissal of the bankruptcy proceedings, Lancaster commenced proceedings to enforce its judgement. The Registrant paid the judgement in full in December 1996.

        Amax Gold and its subsidiary Lancaster have taken the position that the Registrant is liable for future environmental expenses under the terms of the Venture Agreement, which currently total $3,226,000 (of which $1,370,000 has been paid to Lancaster pursuant to the march 5, 1996 award). Amax Gold filed a second demand for arbitration with the American Arbitration Association on November 5, 1997. The arbitration is scheduled to be heard beginning on August 19, 1998. The Registrant has petitioned the Court of Common Pleas of Lancaster County to stay such arbitration and have also asked the arbitration panel to stay and/or dismiss the arbitration. It is the Registrant's position that Amax Gold and Lancaster have attempted to manipulate the jurisdictional amount of the arbitration proceedings as set forth in the Venture Agreement, and have waived any claim for future environmental expenses in excess of the $1,370,000 in expenses subject to the March 5, 1996 award. This position has not yet been litigated or heard by the arbitration panel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

        The Registrant's Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers OTC Bulletin Board. Prior to January 26, 1996, the Registrant's Common Stock was traded in the over-the-counter market and was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol PIED. The high and low bid prices for the Common Stock as reported on the NASDAQ Bulletin Board for each quarterly period during 1996 and 1997 (which reflect inter-dealer prices without markup, markdown or commissions and which may not represent actual transactions) were as follows:

                                               Bid Prices ($)
                                               --------------
                                       High               Low
                                       ----               ---
        1996
        First Quarter                  .938              .310
        Second Quarter                 .812              .580
        Third Quarter                  .625              .281
        Fourth Quarter                 .440              .187

        1997
        First Quarter                  .500              .250
        Second Quarter                 .328              .188
        Third Quarter                  .469              .250
        Fourth Quarter                 .359              .109

        The Registrant had 316 shareholders of record as of April 8, 1998.

        The Registrant has paid no cash dividends and does not currently expect to pay any cash dividends in the foreseeable future.

        On December 9, 1996, the Board of Directors of the Registrant authorized the issuance of up to $300,000 principal amount of Convertible Notes to members of the Board of Directors pursuant to Regulation D under the Securities Act of 1933. Pursuant to such authorization, the Registrant issued $290,000 principal amount of Convertible Notes to five directors and an accredited investor. The Convertible Notes matured June 30, 1997 and were converted into shares of the Registrant's Common Stock at $.40 per share, resulting in the issuance of an aggregate of 745,008 shares of the Registrant's Common Stock in 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

        The Registrant's principal operations prior to mid-1992, other than its exploration activities, were the mining and production of gold at the Haile Property, which accounted for most of the Registrant's revenues to date. On March 15, 1991, the Registrant entered into an Option and Earn-In Agreement with AGI pursuant to which AGI was granted an option to acquire a 62.5% undivided interest in the Haile Property. In connection with its entering into the Option and Earn-In Agreement and AGI's exploration activities at the Haile Property during the option period thereunder, the Registrant began to phase out its shallow, open-pit mining operations at the Haile Property in March 1991 and suspended mining and hauling in August 1991. AGI exercised its option on May 1, 1992, and the Registrant and AGI formed the Haile Mining Venture on July 1, 1992 to further explore, evaluate, and, if warranted, develop and operate a large-scale mining operation at the Haile Property. The Registrant has an undivided 37.5% interest in the Venture's assets and revenues. Recovery and production of gold from the leaching of ore previously mined continued in 1991 and 1992 for the account of the Registrant until the formation of the Venture, and for a short period thereafter for the account of the Venture. Consequently, the Registrant's results of operations during the three years ended December 31, 1997 primarily reflect the property maintenance activities at the Haile property, the legal proceedings relating to the Haile Mining Venture and the Registrant's general and administrative expenses.

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

Results of Operations

1997 Compared to 1996

        There were no sales and no mine operating expense in 1997 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

        General and administrative expense decreased 34.2% due to a decrease in wages paid and general corporate overhead.

        There was no stock appreciation rights and awards expense accrued in 1997.

        Exploration expense declined 80% principally due to a decrease in lease expense with respect to the Registrant's North Carolina properties.

        Professional fees decreased 30.9% due to a decrease in required legal services primarily as a result of the litigation against AGI.

        There was $8,000 in interest expense in 1997 as a result of the interest accrued on the convertible notes before the notes and accrued interest were converted to equity on June 30, 1997.

        The gain on sale of assets increased 66.7% to $25,000 in 1997 primarily from the sale of two vehicles and other equipment compared to a $15,000 gain in 1996 from the sale of Amax stock.

        Interest and other income decreased 39.2% due principally to a decline in invested cash and the resulting decline in earned interest on invested cash.

        The Registrant has been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Haile Mining Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. By May of 1997, the remaining deferred gain of $157,000 was amortized. The amortization of deferred gain was 69.8% lower in 1997 than in 1996 primarily because the Registrant amortized all of the remaining deferred gain by May 1997. Venture activity and expenditures declined by 6.0% in 1997.

        The Company has deferred tax assets totalling approximately $5.0 million at December 31, 1997 which have been fully reserved through a valuation allowance as reflected in Note 5 to the consolidated financial statements.

        The Registrant's net loss of $1,030,000 in 1997 was due to the factors set forth above.

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

        The Company has deferred tax assets totalling approximately $4.0 million at December 31, 1996 which have been fully reserved through a valuation allowance as reflected in Note 5 to the consolidated financial statements.

        The Registrant's net loss of $1,057,000 in 1996 was due to the factors set forth above.

Financial Condition, Liquidity and Capital Resources

        The Registrant's financial condition and liquidity continued to decline in 1997 due primarily to the accounting charge for 37.5% of the costs and expenses of the Haile Mining Venture and various corporate costs without any offsetting revenues. Working capital deficit increased to ($1,496,000) at December 31, 1997, compared with ($643,000) at the end of 1996.

        The Registrant's principal source of liquidity during 1997 was from the December 1996 sale of 1,400,000 shares of the Registrant's Common Stock and from the issuance of $290,000 of Notes convertible into the Registrant's Common Stock. The net proceeds from such sales were approximately $850,000, which was used in 1996 to pay a portion of the arbitration award and the remainder of which was used in 1997 to fund normal Registrant activities. At March 30, 1998, the Registrant had approximately $30,000 in cash or cash equivalents.

        The Registrant believes that its current cash position will not provide sufficient capital resources for its continued operations (including the costs of pursuing the lawsuit against AGI, which is presently under appeal) through the end of 1998. Certain directors of the Registrant have agreed to provide the Registrant with unsecured loans in the aggregate principal amount of $120,000 and a 10% interest rate, which will mature on August 15,1998. However, additional financing will be required to develop and commence mining operations at the Haile Property or if there is no favorable resolution of the litigation during 1998. Additional financing for such purposes could be sought through the issuance of additional shares of the Registrant's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Registrant currently has no commitments for any such additional financing, and there is no assurance that the Registrant could obtain any such additional financing if and when needed.

ITEM 7. FINANCIAL STATEMENTS.

        The following reports of independent accountants and financial statements are filed under this Item 7:

        Report of Independent Accountants

        Consolidated balance sheets - December 31, 1997 and 1996.

        Consolidated statements of operations - years ended December 31, 1997 and 1996.

        Consolidated statements of cash flows - years ended December 31, 1997 and 1996.

        Notes to consolidated financial statements (including Changes in Shareholders' Equity in Note 8)

            [Gleiberman Spears Shepherd & Menaker, P.A. LETTERHEAD]


                          Independent Auditor's Report

To the Board of Directors and Shareholders of Piedmont Mining Company, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Mining Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit incudes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piedmont Mining Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company's future operations are substantially dependent on the outcome of the Haile Mining Venture ("the Venture"). The Venture's operations have consisted primarily of drilling and engineering studies to further ascertain the existence and commercial value of ore reserves. Since the beginning of 1994, Venture activities have been limited primarily to property maintenance, evaluation work and environmental studies. There has been no further drilling since January 1994, and in September 1994 the Company was notified by its co-venturer that it had decided to pursue the sale of its interest in the Venture.

As discussed in Note 11 to the consolidated financial statements, the Company filed a lawsuit on March 29, 1995, against its co-venturer for breach of its obligations under the Venture Agreement and Management Agreement for the Venture and is seeking actual and punitive damages. A trial occurred in August 1997 and resulted in a verdict by the jury awarding the Company's subsidiary, Kershaw Gold Company, monetary damages of $9,000,000. However, the Court rejected the jury's verdict and granted the Company's co-venturer judgment as a matter of law. The Court's decision has been appealed by the Company. The ultimate outcome of this litigation cannot presently be determined. In addition, the Company's co-venturer reallocates certain reclamation and environmental costs of the Venture 100% to the Company that it claims are subject to indemnification provisions of the Venture agreement. In March 1996, an arbitration panel rendered an award that required the Company to pay $1,370,000 of such designated costs through August 1995. The award was paid in full during 1996. The Company is disputing future cost reallocations. In November 1997, the Company's co-venturer filed a second claim before an arbitration panel seeking damages of $1,757,000 for certain reclamation and environmental costs incurred since August 1995. The arbitration is in the discovery stage. The ultimate outcome of this arbitration cannot presently be determined. The range of potential loss is from $-0- to $1,757,000 plus expense of arbitration

(Continued)

The conditions and events discussed in the two preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters and the uncertainties associated with the ongoing dispute with the co-venturer are discussed in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the Company's policy to expense the costs of reclamation on an ongoing basis as mining operations are performed. Reclamation and shutdown costs to be incurred when mining operations are closed should be provided over the period of operations of the mine based upon management's periodic assessment of such ultimate costs. Management has made no assessment of the ultimate costs to be incurred when mining operations are closed since the Company entered into the Haile Mining Venture (See Notes 3 and 11), because the amount of such costs cannot be reasonably estimated.


/s/Gleiberman Spears Shepherd & Menaker P.A.

Charlotte, North Carolina
March 10, 1998

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                       1997             1996
                                                                   ------------     ------------
Current assets:
  Cash and cash equivalents                                        $     21,000     $    700,000
  Prepaid expenses                                                        2,000            1,000
                                                                   ------------     ------------
          Total current assets                                           23,000          701,000

Property and equipment, net (including $194,000 and $227,000
 relating to the Haile Mining Venture) (Note 5)                         228,000          263,000
Deferred costs, net of accumulated amortization (including
 $1,536,000 relating to the Haile Mining Venture) (Note 3)            1,754,000        1,754,000
Other assets                                                              2,000            3,000
                                                                   ------------     ------------
                                                                   $  2,007,000     $  2,721,000
                                                                   ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 7)                                                            $    290,000
  Accounts payable (including $246,000 relating to the
   Haile Mining Venture)                                           $    281,000          267,000
  Accrued salaries and wages                                              1,000            4,000
  Accrued venture costs (Note 11)                                     1,237,000          783,000
                                                                   ------------     ------------
          Total current liabilities                                   1,519,000        1,344,000
                                                                   ------------     ------------

Accrued reclamation costs (Note 11)                                     125,000          125,000
                                                                   ------------     ------------

Deferred gain, net of accumulated amortization of $7,019,000
 and $6,862,000 (Note 3)                                                                 157,000
                                                                                    ------------

Uncertainties and contingencies (Notes 3, 11 and 12)

Shareholders' equity (Notes 7, 8 and 9):
  Common stock, no par value; authorized 100,000,000
   shares; issued and outstanding 17,188,787 shares, 1997
   16,443,869 shares, 1996                                           12,015,000       11,717,000
  Contributed capital                                                   317,000          317,000
  Accumulated deficit                                               (11,969,000)     (10,939,000)
                                                                   ------------     ------------

                                                                        363,000        1,095,000
                                                                   ------------     ------------

                                                                   $  2,007,000     $  2,721,000
                                                                   ============     ============

                 See notes to consolidated financial statement.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                       1997             1996
                                                                   ------------     ------------
Net sales                                                          $                $
Cost of sales:
  Depreciation expense (Note 5)                                           1,000            9,000
  Haile Mining Venture expenses (Notes 3 and 11)                        490,000          521,000
  Amortization of deferred gain (Notes 3 and 11)                       (157,000)        (521,000)
                                                                   ------------     ------------

                                                                        334,000            9,000
                                                                   ------------     ------------

Other expenses (income):
  General and administrative                                            381,000          579,000
  Exploration                                                             2,000           10,000
  Professional fees                                                     347,000          502,000
  Interest expense                                                        8,000
  Gain on sale of assets (Note 13)                                      (25,000)         (15,000)
  Interest and other income                                             (17,000)         (28,000)
                                                                   ------------     ------------

                                                                        696,000        1,048,000
                                                                   ------------     ------------

Net loss (Note 6)                                                  $ (1,030,000)    $ (1,057,000)
                                                                   ============     ============

Net loss per common share                                          $       (.06)    $       (.07)
                                                                   ============     ============

Weighted average number of common shares outstanding (Note 8)        16,819,390       15,105,239
                                                                   ============     ============



                 See notes to consolidated financial statement.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                       1997             1996
                                                                   ------------     ------------
Cash flows from operating activities:
  Net loss                                                         $ (1,030,000)    $ (1,057,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                         35,000           39,000
    Interest expense                                                      8,000
    Amortization of deferred gain                                      (157,000)        (521,000)
    Accrued arbitration award                                                         (1,370,000)
    Gain on sale of assets                                              (25,000)         (15,000)
    (Increase) decrease in:
      Accounts receivable                                                                 28,000
      Prepaid expenses                                                   (1,000)          (1,000)
      Other assets                                                        1,000            1,000
    Increase (decrease) in:
      Accounts payable and other accrued expenses                        11,000          (26,000)
      Accrued venture costs                                             454,000          468,000
                                                                   ------------     ------------

Net cash used in operating activities                                  (704,000)      (2,454,000)
                                                                   ------------     ------------

Cash flows from investing activities:
  Proceeds from sale of Amax Gold Inc. stock                                           1,537,000
  Purchase of property and equipment                                                     (16,000)
  Proceeds from sale of equipment                                        25,000            1,000
                                                                   ------------     ------------

Net cash provided by investing activities                                25,000        1,522,000
                                                                   ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                 560,000
  Proceeds from (repayment of ) notes payable                                            290,000
                                                                                    ------------

Net cash provided by financing activities                                                850,000
                                                                                    ------------

Decrease in cash and cash equivalents                                  (679,000)         (82,000)

Cash and cash equivalents at beginning of year                          700,000          782,000
                                                                   ------------     ------------

Cash and cash equivalents at end of year                           $     21,000     $    700,000
                                                                   ============     ============

Non-cash transaction:
  Notes payable of $290,000 and accrued interest of $8,000 were converted into common stock (See Note 6).



                 See notes to consolidated financial statement.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1.      Going concern:

        As more fully discussed in Notes 3 and 11, the Company's gold mining activity, through its interest in the Haile Mining Venture (the Venture), ceased in 1992, and the Company is involved in litigation related to the Venture. It has had no significant revenue from operations since the discontinuance of mining operations and has suffered large net losses in each subsequent year. As of December 31, 1997, the Company had few tangible assets other than its 37 1/2% interest in the Haile Mining Venture, an accumulated deficit of almost $12,000,000 and net worth of $363,000. In addition, the Company has pending against it claims for environmental expenses related to the Haile Mining Venture for $1,757,000 (See Note 11). Due to these factors, there is substantial doubt as to the Company's ability to continue as a going concern.

        Management plans to pursue its legal positions with respect to the lawsuit now under appeal, and arbitration matters (See Note 11) and to protect its interest in the Haile Mining Venture. Subsequent to December 31, 1997, the Company sold certain land in North Carolina for $95,000 and obtained loan commitments totaling $120,000 from certain directors to provide working capital. The Company's continued existence is contingent upon a favorable outcome of the appeal, its ability to obtain additional equity capital or debt, which is uncertain, or a favorable settlement of the Haile Mining Venture issues.

2.      Description of business and summary of significant accounting policies:

        Description of business:

        The Company is principally engaged in the investment in, exploration and development of gold properties.

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

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



2. Description of business and summary of significant accounting policies (continued):

        Concentration:

        The Company's investments in gold properties and mineral rights are located at only two locations. One in the Piedmont area of North Carolina and one in the Piedmont area of South Carolina through its interest in the Haile Mining Venture (See Note 3).

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

        Property and equipment and depreciation:

        Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the assets using the straight-line method.

        Financial instruments:

        The estimated fair value of the Company's cash and cash equivalents and notes payable approximates the carrying amounts due principally to their short maturities.

        Impairment of long-lived assets:

        Effective January 1, 1996, the Company adopted Statement of Financial
         Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS
         121). SFAS 121 requires the recognition of impairment losses on long-lived assets when facts and circumstances indicate that impairment may exist. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



2. Description of business and summary of significant accounting policies (continued):

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

3.      Haile Mining Venture:

        On March 15, 1991, the Company and Amax Gold Exploration, Inc., a wholly-owned subsidiary of Amax Gold Inc., (collectively, "Amax"), entered into an Option and Earn-In Agreement (the "Agreement"), pursuant to which the Company granted Amax an option (the "Option") to acquire a 62.5% undivided interest in the Company's Haile Mine properties and certain equipment and improvements (the "Property"), and then to enter into a joint venture with the Company to further explore, develop and mine the Property.

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

        On May 1, 1992, Amax exercised the Option, and the Company received
         $1,750,000 in cash and 1,000,000 unregistered shares of Amax common stock (valued upon receipt by the Company at $5,550,000). In addition, Amax assumed 62.5% or $625,000 of the Company's note obligation to MMC Holding, Inc. (See Note 4).

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

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



3.      Haile Mining Venture (continued):

        The Agreement further provides that in the event that either party fails to pay its proportionate share of the Venture's costs, the other party may pay the non-paying party's share of such costs, in which case the interest of the non-paying party in the Venture may be diluted (See
         Note 11).

        The $7,019,000 excess of the fair value of the consideration received from Amax over the carrying value of the Property sold and liabilities assumed was reflected as a deferred gain because of the Company's intent to fund its share of the costs of the Venture, and such amount was expected to exceed the amount of the deferred gain. The Company has amortized the deferred gain to income in amounts equal to the sum of the Company's share of the Venture's costs and expenses and the Company's other direct costs of participation in the Venture. The Company has charged these costs to expense as incurred because the Company and Amax have not yet made a decision to develop an operating mine at the Property (See Note 11).

        A summary of the assets and liabilities included in the accompanying balance sheets that are associated with the Company's interest in the Venture is as follows:

                                                                                    December 31,
                                                                                1997            1996
                                                                                ----            ----
           Property and equipment                                           $   194,000     $   227,000
           Deferred costs                                                     1,536,000       1,536,000
           Trade accounts payable                                              (246,000)       (246,000)
                                                                            -----------     -----------

           Company's net investment in the Venture (excluding deferred
            gain of $157,000 at December 31, 1996)                          $ 1,484,000     $ 1,517,000
                                                                            ===========     ===========

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

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



3.      Haile Mining Venture (continued):

        Should the venturers (including any successor to the interest of Amax in the Venture) decide to develop an operating mine (See Note 11 regarding litigation related to the Venture), it is expected that the Venture would construct a processing facility for gold production at the Haile Property. The size and complexity of such processing facility cannot be determined until the venturers complete the work necessary to make a production decision and establish a mining plan for the Haile Property. Accordingly, management cannot estimate with precision the cost of construction and related costs to be incurred if the venturers were to decide to begin production. Based upon a preliminary feasibility study prepared for Amax in late 1991, the total cost of developing and commencing operations ranged up to approximately $80 million, of which the Company's 37.5% share could range up to approximately $30 million. Should a production decision be made, the Company would probably seek to finance its share of such costs through debt financing (either directly by the Company or through project financing by the Venture) and/or by raising additional equity capital. No such production decision has been made, and there is no expectation of such a decision in the near future (See Note 11). At this time, no assurance can be given that the mine will be placed into production or that the Company will be able to raise the capital required to finance its share of costs to place the mine into production.

        See Note 11 for further discussion regarding uncertainties, contingencies and litigation relating to the Haile Mining Venture.

4.      Investment in Amax Gold Inc. common stock:

        In 1995, the Company began selling in the open market shares of the Amax common stock it acquired upon exercise of the Amax Option described in
         Note 2. The Company sold all of the remaining 252,400 shares at an average price of approximately $6.09 per share during 1996 with total proceeds of $1,537,000 and a net gain on the sales of $15,000.

        The proceeds from the sales of the Amax common stock were used to repay indebtedness including the arbitration award and to fund operations.

5.      Property and equipment:

                                                                              1997            1996
                                                                              ----            ----
           Land                                                             $149,000        $149,000
           Buildings and improvements                                        122,000         122,000
           Machinery and equipment                                           178,000         309,000
                                                                            --------        --------
                                                                             449,000         580,000
           Less accumulated depreciation                                     221,000         317,000
                                                                            --------        --------
                                                                            $228,000        $263,000
                                                                            ========        ========

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



6.      Income taxes:

        The Company had no provision (benefit) for income taxes for 1997 or 1996.

        A reconciliation of the income tax benefit computed using the statutory rate to the amount recorded is as follows:

                                                                               1997            1996
                                                                            ---------       ---------
         Tax benefit at U. S. federal statutory rate
                                                                            $(350,000)      $(359,000)
         Effect of state tax, net                                             (47,000)        (48,000)
         Change in valuation allowance                                        297,000         422,000
         Other                                                                100,000         (15,000)
                                                                            ---------       ---------
         Income tax benefit                                                 $       0       $       0
                                                                            =========       =========

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                1997            1996
                                                                            -----------     -----------
         Deferred tax liabilities:
           Depreciation                                                     $   (28,000)    $   (36,000)
           Deferred costs                                                      (589,000)       (535,000)
                                                                            -----------     -----------

           Gross deferred tax liabilities                                      (617,000)       (571,000)
                                                                            -----------     -----------

         Deferred tax assets:
           Deferred gain and accrued arbitration award                                           61,000
           Net operating loss carryforward                                    4,834,000       3,853,000
           Investment tax and AMT credit carryforwards                           86,000          86,000
           Other                                                                 45,000          45,000
                                                                            -----------     -----------

         Gross deferred tax assets                                            4,965,000       4,045,000

         Valuation allowance                                                 (4,348,000)     (3,474,000)
                                                                            -----------     -----------

         Deferred tax asset after valuation allowance                           617,000         571,000
                                                                            -----------     -----------

         Net deferred tax asset (liability)                                 $         0     $         0
                                                                            ===========     ===========

        At December 31, 1997, the Company had approximately $12,539,000 of net operating loss carryforwards, which expire in varying amounts through the year 2012. Also at December 31, 1997, the Company had an AMT credit carryforward of $54,000 and an investment tax credit carryforward of $32,000 to offset future income tax liabilities.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



6.      Income taxes (continued):

        In the light of the Company's cumulative losses in recent years, management has established a valuation allowance of $4,348,000 and $3,474,000 against its deferred income tax assets at December 31, 1997 and 1996, respectively, which reduces the carrying value of such assets to an amount equal to the sum of its offsetting deferred income tax liabilities.

        The Company paid no income taxes in 1997 or 1996.

7.      Notes payable:

        In December 1996, the Company issued $290,000 of convertible notes to officers, directors and a third party. The convertible notes accrued interest at 5% per annum and were due June 30, 1997. The holders of the notes had the right to convert all or any portion of the outstanding principal and accrued interest into shares of common stock at $.40 per share on or after March 31, 1997. At June 30, 1997, the notes and accrued interest of $8,000 were converted into 744,918 shares of common stock.

8.      Changes in shareholders' equity:

        An analysis of changes in shareholders' equity is as follows:

                                             Common        Common      Contributed    Accumulated
                                             shares        stock         capital        deficit        Other         Total
                                             ------        -----         -------        -------        -----         -----
        Balance, January 1, 1996           15,043,869    $11,157,000    $317,000     $ (9,882,000)   $ 307,000   $ 1,899,000

        Net loss for the year                                                          (1,057,000)                (1,057,000)

        Issuance of common stock            1,400,000        560,000                                                 560,000

        Unrealized gain on investment
         securities, net of tax                                                                       (307,000)     (307,000)
                                           ----------    -----------    --------     ------------    ---------   -----------

        Balance, December 31, 1996         16,443,869     11,717,000     317,000      (10,939,000)           0     1,095,000

        Net loss for the year                                                          (1,030,000)                (1,030,000)

        Conversion of notes payable
         into common stock                    744,918        298,000                                                 298,000
                                           ----------    -----------    --------     ------------    ---------   -----------

        Balance, December 31, 1997         17,188,787    $12,015,000    $317,000     $(11,969,000)   $       0   $   363,000
                                           ==========    ===========    ========     ============    =========   ===========

        In December 1996, the Company completed the sale of 1,400,000 shares of its unregistered common stock to a group of accredited investors under Regulation D of the Securities Act of 1933 and received proceeds of $560,000.

        The Company has authorized 1,000,000 shares of $1 par value Preferred
         Stock, none of which is outstanding.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



9.      Stock option plans and stock awards:

        The Company has adopted four stock option plans for officers, key employees and non-employee Directors: the 1985 Incentive Stock Option Plan (the "1985 Plan"); the 1988 and 1994 Stock Option Plans (the "1988 Plan" and the "1994 Employee Plan") and the 1994 Nonqualified Stock Option Plans for non-employee Directors (the "1994 Plan"). In addition, stock awards have been granted to certain officers and key employees (the "Stock Awards"). The shares issued or issuable under all such stock option plans and awards have been registered under the Securities Act of 1933. These plans and awards are described below:

        1985 Plan:

         Options were granted under the 1985 Plan in February 1987 for 60,606 shares at $1.65 per share for a period of five years and 97,999 shares at $1.50 per share for a period of ten years. Further options were granted in December 1987 to purchase 61,000 shares at $1.75 per share for a period of ten years. No further options can be granted under the 1985 Plan. These options, which are generally non-transferable, became exercisable in installments in February 1989 and February 1990. The shares are registered under the Securities Act of 1933. Grantees of the options may request stock appreciation rights. Shares issued under the Plan cannot be sold, assigned, transferred, pledged or otherwise encumbered for a period of six months following such issuance. Shares and prices of Common Stock under option are subject to adjustment in certain events, principally stock dividends or splits or other recapitalizations. Options outstanding under the Plan were zero and 43,333 at December 31, 1997 and 1996, respectively. The weighted average exercise price of the options outstanding was $1.50 per share at December 31, 1996.

        1988 Plan:

         The 1988 Plan provides for the granting of options to purchase up to 500,000 shares of Common Stock. It allows for the granting of incentive stock options and nonqualified stock options. In addition, the Plan provides that stock appreciation rights may be granted with respect to any option granted under the Plan. The options are to be granted under such provisions, terms and conditions as the Compensation Committee of the Board of Directors of the Company determines. Incentive stock options are not to be granted at less than 100% of the fair market value of the shares on the date the options are granted and in no event may the option price be less than 110% of the fair market value of the shares on the date the option is granted to an over-ten-percent shareholder. No incentive stock option can be exercised after the expiration of ten years from the date of grant, and an incentive stock option granted to an over-ten-percent shareholder cannot be exercised after the expiration of five years from the grant date. Each option under the Plan requires the optionee to remain in the continuous employment of the Company for a period of at least one year from the date of grant before the option becomes exercisable. Options were granted under the 1988 Plan in May, 1989 for 125,000 shares at $1.07 for a period of ten years. Further options were granted in March, 1990 for 35,000 shares at $1.85 per share for a period of ten years. Further options were granted in July, 1991 for 103,500 shares at $1.57 per share for a period of ten years. Options outstanding under the Plan were 203,000 at December 31, 1997 and 1996. The weighted average exercise price of the options outstanding was $1.26 per share at December 31, 1997 and 1996.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



9.      Stock option plan and stock awards (continued):

        1994 Employee Plan:

         During 1994, the Company adopted a nonqualified stock option plan for non-employee members of its Board of Directors. The 1994 Plan grants options to purchase 10,000 shares of Common Stock to each non-employee Director every six months beginning July 1, 1994, subject to an aggregate limit of 550,000 shares. Under the Plan options have been granted to purchase 310,000 shares of Common Stock through December 1997 at between $.27 - $1.34 per share. The option prices equal the average market value for a certain period as defined by the Plan prior to the date of grant. The options are exercisable immediately after the grant date. All options expire on the earlier of five years after the date of grant or when an optionee ceases to be a Director by reasons specified in the Plan. Options outstanding under the Plan were 310,000 and 200,000 at December 31, 1997 and 1996, respectively. The weighted average exercise price of the options outstanding were $.60 and $.75 at December 31, 1997 and 1996, respectively.

        1994 Plan:

         During 1994, the Company also adopted a stock option plan for officers and key employees. Under the 1994 Employee Plan, options (which may be either incentive stock options or non-qualified stock options) may be granted to purchase up to 500,000 shares of Common Stock. The options are generally exercisable after six months from the grant date. Otherwise, the terms of the 1994 Employee Plan are comparable to those of the 1988 Plan described above. The Plan granted incentive stock options to purchase 75,000 shares of Common Stock in June 1994 at $1.25 per share, the market value at the date of grant. The Plan granted incentive stock options to purchase 50,000 shares of Common Stock in March 1997 at $.25 per share, the market value at the date of grant. The options under both of the 1994 plans are generally non-transferable. Options outstanding under the 1994 Employee Plan were 100,000 and 50,000 at December 31, 1997 and 1996, respectively. The weighted average exercise price of the options outstanding were $.75 and $1.25 at December 31, 1997 and 1996, respectively.

        Option summary:

         The following table sets forth changes in the number of shares under option:

                                                                               Weighted       Weighted average
                                                                  Price         average       contractual life
                                                   Shares         range          price      remaining (in years)
                                                   ------         -----          -----      --------------------
          Options outstanding at
           January 1, 1996                       $ 621,333     $ .44 - 2.00     $ 1.40             4.75
          Granted                                   80,000       .32 -  .69        .51             5.00
          Terminated                              (205,000)     1.25 - 2.00       1.83             2.03
                                                 ---------

          Options outstanding at
           December 31, 1996                       496,333     $ .32 - 1.57       1.08             3.55
          Granted                                  160,000       .25 -  .36        .29             5.00
          Terminated                               (43,333)     1.50              1.50               --
                                                 ---------

          Options outstanding and
           exercisable at
           December 31, 1997                       613,000     $ .25 - 1.57        .84             3.25
                                                 =========

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



9.      Stock option plan and stock awards (continued):

        Option summary (continued):

        Options available for future grant were 640,000 shares at December 31, 1997.

        Stock awards:

         During 1992, the Board of Directors approved an additional stock bonus plan (the "1992 Stock Bonus Plan for Non-affiliates") pursuant to which up to 100,000 shares of Common Stock may be awarded to the Company's employees, consultants or advisors who are not directors or executive officers. There were 65,000 shares of common stock available to be awarded at December 31, 1997 and 1996.

10.     Mining leases:

        The Company and Amax (in connection with the Haile Mining Venture) own undivided interests in the Haile Property and lease the remainder from third parties under leases of varying terms. In conjunction with the Agreement described in Note 3, Amax entered into an agreement with one of the third parties to purchase part of the property under certain terms. Such purchase option has been assigned to the Venture. Purchase option payments under the agreement amount to $150,000 annually, subject to escalation for inflation beginning in 1996. The purchase option, if exercised prior to its expiration in June 2001, requires a payment of $2,495,000 subject to escalation at 8% per annum, computed from May 1, 1992.

11.     Uncertainties and contingencies:

        Litigation:

        Pursuant to the Option and Earn-In Agreement described in Note 3, the Haile Mining Venture Agreement (the "Venture Agreement") between the subsidiaries of the Company and Amax that are the Venture participants, and certain related agreements, the Company and its subsidiary agreed to indemnify Amax and its affiliates from all environmental and other liabilities arising from matters occurring or existing at the Haile Property prior to March 15, 1991, or arising from acts, omissions and operations of the Company and its subsidiary from March 15, 1991, to July 1, 1992, (the date of formation of the Venture).

        Venture expenditures incurred from its formation through December 31, 1997, totaled approximately $13,426,000, of which the Company paid 37.5% through February 1995. Amax has identified approximately $2,803,000 of these Venture expenditures through December 31, 1997, that it claims are subject to such indemnification provisions and should be reallocated 100% to the Company ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 for 1994, $488,000 for 1995,
         $279,000 for 1996 and $391,000 for 1997). The Company paid 37.5% of the costs reallocated to the Company through December 31, 1994, (which totaled approximately $617,000). The Company has not paid any of these reallocated costs, except for the arbitration award of $1,370,000 discussed below, since January 1995 due to the lawsuit on appeal, also discussed below. The Company has disputed such cost reallocation. The total amount of such reallocated costs claimed by Amax and unpaid through December 31, 1997, is approximately $816,000 and increasing every month.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



11.     Uncertainties and contingencies (continued):

        A substantial part of such costs relates to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. Amax has also taken the position that the Company will be responsible for 100% of similar ongoing expenses in the future. The Company's consolidated financial statements reflect only 37.5% of the amount of such costs through December 31, 1997, as Venture costs.

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

        In November 1997, Amax filed a second claim before an arbitration panel seeking additional damages of $1,757,000 for certain reclamation and environmental costs incurred since August 1995. The arbitration is in the discovery stage. The ultimate outcome of this arbitration cannot presently be determined. The range of potential loss is from $ -0- to $1,757,000 plus expenses of arbitration.

        On March 29, 1995, the Company filed a lawsuit in South Carolina against
         Amax claiming, among other things, that Amax's failure to implement the approved 1994 Program and Budget for the Venture was in breach of its obligations under the Venture Agreement and Management Agreement for the Venture, and seeking actual and punitive damages. A trial was held in August 1997 and resulted in a verdict by the jury awarding the Company's subsidiary, Kershaw Gold Company, monetary damages of $9,000,000. However, the Court rejected the jury's verdict and granted Amax judgment as a matter of law. The Court's decision has been appealed by the Company. No amounts have been recorded in the accompanying financial statements relating to this gain contingency.

        The Company has not funded its share of the Venture's expenditures since
         February 1995 as a result of the litigation now under appeal. The Company has, however, accrued Venture costs totaling $1,237,000, including $306,000, or 37.5% of the costs reallocated 100% to the Company subsequent to August 1995. The total of such costs reallocated 100% to the Company subsequent to August, 1995 was $146,000 in 1995, $279,000 in 1996 and $391,000 in 1997. These accruals have also been partially offset by amortization of the deferred gain in the statements of operations for the years ended December 31, 1997 and 1996. Amax has indicated that it intends to activate the dilution of interest provisions of the Venture Agreement as a result of the Company's failure to pay its share of Venture expenditures since March 1995. It is the Company's position that Amax has materially breached the Venture Agreement and Management Agreement and that as a result it has no obligation to fund its portion of the Venture costs and is not responsible for any further indemnification costs.

                 PIEDMONT MINING COMPANY, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



11.     Uncertainties and contingencies (continued):

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

12.     Severance agreements:

        The Company has severance payment agreements with two officers that provide each of them severance pay benefits of $250,000 if there is a change in control of the Company and within two years of the change in control one or both of the officers are involuntarily terminated, they resign for good reason as defined in the Agreement or in the event of their disability or death. The agreements expire in March 2002.

13.     Related party transactions:

        During 1997, the Company sold certain mining equipment and a vehicle, which was fully depreciated, to the president of the Company for $19,000. Also, the Company sold a vehicle, which was fully depreciated, to a consultant to the Company for $6,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The information required to be reported by this item was previously reported by the Registrant on Current Reports on Form 8-K dated December 3, 1996 and March 3, 1997. No disclosure is required in response to Item 304(b) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Information about the Directors is as follows:

                                                                                Shares of         Percent of
Name and                                                                         Common           Common Stock
Director Since(1)            Age     Information About Directors              Stock Owned(2)     Outstanding(3)
-----------------            ---     ---------------------------              --------------     --------------
Robert M. Shields, Jr.        59     Chairman of the Board of the               995,531 (4)           5.73%
  1983                               Company since 1988; President
                                     1983-1988; Chief Executive
                                     Officer and Treasurer of the
                                     Company since its formation
                                     in 1983.

Earl M. Jones                 58     President of the Company since 1988        679,512 (5)           3.92%
  1983                               and Secretary of the Company since
                                     1996; Executive Vice President 1983-
                                     1988; Chief Operating Officer of
                                     the Company since its formation in
                                     1983.

John W. Castles 3d(6)         76     Retired. Formerly a partner in             975,220 (7)           5.65%
  1984                               Lord Day & Lord, Barrett Smith (law
                                     firm) for more than the previous
                                     five years.

William Feick, Jr.(6)(8)      73      Consultant to William D. Witter,          858,888 (7)             4.97%
  1984                                Inc. (investment advisers)
                                      1994-present. Managing Director of
                                      William D. Witter, Inc., 1987-1993.


Joseph F. McDonald(8)         61      Partner in Morgan, Lewis & Bockius        298,542 (7) (9)         1.73%
1984                                  LLP (law firm) 1994 - present.
                                      Partner in Lord Day & Lord, Barrett
                                      Smith for more than the previous five
                                      years.

Christopher M.H.              64      President and Director of                 208,460 (7)             1.21%
 Jennings                             SouthernEra Resources Limited,  a
  1989                                mining and exploration company,
                                      since April 1992; independent
                                      geological consultant, 1991-1992;
                                      Senior Vice President, Exploration,
                                      of International Corona Corporation,
                                      1988-1991. Serves as a Director of
                                      Repadre Capital Corp. and Kimberly
                                      Diamond Corporation.

Douglas D. Donald             75      Retired.  Fund  Manager at  Scudder,       50,000 (10)             (11)
  1997                                Stevens & Clark,  Inc. for more than
                                      previous five years. Serves as a
                                      Director of Repadre Capital Corp.
                                      and Stillwater Mining Company.

------------------

(1) The information about the Directors was furnished to the Company by the Directors.

(2) All shares are owned directly and with sole voting and dispositive power except as otherwise noted. Common Stock ownership information is as of April 1, 1998.

(3) Based on the number of shares outstanding plus shares subject to stock options held by such person that are currently exercisable or exercisable within 60 days.

(4) Includes 64,399 shares held by Mr. Shields as custodian for his minor children and 179,000 shares subject to incentive stock options that are currently exercisable or exercisable within

         60 days. Does not include 222,075 shares held by Mr. Shields' wife, as to which he disclaims beneficial ownership.

(5) Includes 124,500 shares subject to incentive stock options that are currently exercisable or exercisable within 60 days.

(6)      Member of the Compensation Committee.

(7) Includes 80,000 shares subject to currently exercisable stock options granted under the Company's 1994 Nonqualified Stock Option Plan for Non-Employee Directors.

(8)      Member of the Audit Committee.

(9) Includes 75,000 shares held by Mr. McDonald as custodian for his minor child.

(10) Includes 40,000 shares subject to currently exercisable stock options granted under the Company's 1994 Nonqualified Stock Option Plan for Non-Employee Directors.

(11)     Less than 1%.

         The two executive officers of the Company, Messrs. Shields and Jones, also currently serve as Directors. Mr. Shields served as the Company's President, Chief Executive Officer and Treasurer, and Mr. Jones served as the Company's Executive Vice President and Chief Operating Officer, from the organization of the Company in 1983 through May 1988. At that time Mr. Shields was elected Chairman of the Board of Directors and Mr. Jones was elected President. Mr. Shields continues to serve as the Company's Chief Executive Officer and Treasurer, and Mr. Jones continues to serve as the Company's President, Secretary and Chief Operating Officer.

         All officers of the Company have been appointed to serve at the pleasure of the Board of Directors.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file reports with the Securities and Exchange Commission showing their initial ownership of Common Stock at the time they become reporting persons and showing subsequent changes in their ownership of Common Stock. Such reporting persons are also required to furnish copies of such reports to the Company. Based solely upon its review of the copies of reports furnished to the Company during 1994 and written representations as to the absence of obligations to file other reports, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were complied with, except that Messrs S. Castles, Feick, Jennings, and McDonald each filed one late report regarding one transaction, which transaction has since been reported, Mr. Jones did not timely report two transactions and Mr. Shields did not timely report one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

         EXECUTIVE COMPENSATION

         The following table summarizes for each of the past three fiscal years the compensation paid or accrued for the account of Robert M. Shields, Jr., the Company's Chief Executive Officer, the only executive officer whose total salary and bonus exceeded $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                  LONG-TERM   COMPENSATION
-------------------------------------------------------------------------------------------------------------------
                                                                 OTHER       RESTRICTED     OPTION/
                                                                 ANNUAL        STOCK          SAR        ALL OTHER
NAME AND PRINCIPAL                                            COMPENSATION     AWARDS       AWARDS     COMPENSATION
   POSITION                YEAR      SALARY ($)    BONUS ($)      ($)            ($)         (# SH)          ($)
-------------------------------------------------------------------------------------------------------------------
Robert M. Shields, Jr.     1997       130,000         0           (1)             0          25,000           0
Chairman and Chief
Executive Officer
-------------------------------------------------------------------------------------------------------------------
                           1996       150,000         0            (1)            0               0           0
-------------------------------------------------------------------------------------------------------------------
                           1995       153,462         0            (1)            0               0           0
-------------------------------------------------------------------------------------------------------------------

(1) Mr. Shields did not receive personal benefits during the listed years in excess of 10% of his annual salary and bonus.

         The following table shows, on an aggregated basis, the 1997 fiscal year-end value of unexercised options and SARs held by Mr. Shields.

                     AGGREGATED OPTION/SAR EXERCISES IN 1997
                          AND FY-END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------------

                                                                 NUMBER OF UNEXERCISED    VALUE OF UNEXERCISED IN-
                               SHARES                           OPTIONS/SARS AT FY-END     THE-MONEY OPTIONS/SARS
                             ACQUIRED ON     VALUE REALIZED             (# SH)                  AT FY-END ($)
          NAME             EXERCISE (# SH)         ($)               EXERCISABLE /              EXERCISABLE /
                                                                     UNEXERCISABLE              UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------
Robert M. Shields, Jr.            0                 0                   179,000                       0/0
-------------------------------------------------------------------------------------------------------------------

         Effective as of March 1, 1992, the Company entered into a Severance Payment Agreement with Shields, providing for the payment to him of $250,000 in the event of termination of his employment on or within two years after a "Change of Control" of the Company, or by or at the request of the Company in anticipation of such a Change of Control. "Change of Control" is defined in each of such Agreement to include mergers, consolidations and share exchanges in which the Company's shareholders own less than 80% of the survivor or successor, the sale of all or substantially all of the Company's assets, the acquisition by any person or group of more than 50% of the Company's Common Stock, or there being a majority of the Board of Directors consisting of individuals affiliated with or designated by a person or group seeking to control the Company, subject to certain exceptions in each case. The severance payment is not required if the termination is by the Company for cause, or if the executive resigns otherwise than for "good reason" (generally, an adverse change in the executive's employment status). If such termination is due to the death or disability of the executive, the payment may be made in six monthly installments. The Agreement was to expire on March 1, 1997, but the Board of Directors voted to extend the term of the Agreement for an additional five years. The Agreement now will expire on March 1, 2002 if no Change of Control has occurred prior to that time; in addition, the Agreement expires if the executive's employment is terminated prior to any Change of Control and not by or at the request of the Company in anticipation of such Change of Control. The purpose of the Agreement is to provide some measure of employment security for Mr. Shields in the performance of his duties to the Company in connection with any transaction that may involve a prospective Change of Control of the Company.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Individual Grants

                                 Number of           % of Total
                                Securities      Options/SARs Granted
                                Underlying         to Employees in
                               Options/SARs          Fiscal Year          Exercise or Base
           Name                 Granted (#)                                Price $/Share          Expiration Date
           ----                ------------     ---------------------     -----------------       ---------------
    Robert M. Shields, Jr.      25,000 (1)               50%                    $.25                 3/18/2007

----------------

(1) This option became exercisable on September 19,1997.


DIRECTOR COMPENSATION

         Directors are reimbursed for their expenses of attending meetings of the Board of Directors and its Committees. Directors are not paid any fees in connection with their services as members of the Board of Directors and its Committees.

         Eligible Directors who are not employees of the Company have been granted options under the Company's 1991 and 1994 Nonqualified Stock Option Plans for Non-Employee Directors (the "1991 Director Plan" and the "1994 Director Plan") which were approved by the shareholders at the 1992 and 1994 Annual Meetings, respectively. Amendments to the 1994 Director Plan were approved by the shareholders at the 1997 Annual Meeting.

         Each of the current Directors other than Messrs. Shields, Jones and Donald was also granted an option to purchase 30,000 shares at $2.00 per share (the fair market value at the date of grant) under the 1991 Director Plan on August 1, 1991, which became exercisable on August 1, 1992 for one-half of the shares subject to the option and became fully exercisable on August 1, 1993. None of the options granted under the 1991 Director Plan were exercised. One option for 30,000 shares was terminated in 1993 and one option for 30,000 was terminated in 1995. All remaining options granted under the 1991 Director Plan expired, unexercised, on August 1, 1996.

         Under the 1994 Director Plan each Eligible Director is automatically granted an option to purchase 10,000 shares of Common Stock on January 1 and July 1 of each year, commencing July 1, 1994, subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions and subject to an aggregate limit (before such adjustment) of 300,000 shares. An "Eligible Director" is a Director of the Company who is not a regular employee of the Company on the date of grant and who has served as a non-employee Director of the Company for the six months preceding the date of grant. On July 1, 1994, January 1, 1995, July 1, 1995, January 1, 1996, July 1, 1996, January
1, 1997 and July 1, 1997 each of the current directors, other than Messrs. Shields, Jones and Donald, was granted an option to purchase 10,000 shares of Common Stock at $1.34, $.93125, $.440625, $.3186, $.6872, $.3625 and $.2512 per
share, respectively. Mr. Donald was granted an option to purchase 25,000 shares of Common Stock as $.2725 per share in connection with his initial appointment to the Board of Directors. In addition, Mr. Donald was granted an option to purchase 10,000 shares of Common Stock at $.2512 per share on July 1, 1997. Options granted under the 1994 Director Plan are fully exercisable on the date of grant, and may be exercised until they expire five years after the date of grant, unless earlier terminated. An optionee's rights under all outstanding options granted under the 1994 Director Plan will terminate three months after the optionee ceases to serve as a Director, unless due to the optionee's death or disability, in which case the options will terminate one year thereafter. The options are nontransferable except by will or intestacy or pursuant to a qualified domestic relations order.

         The shares issuable pursuant to the 1994 Director Plan have been registered under the Securities Act of 1933.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         At March 30, 1998, the only persons known to the Company to be the beneficial owners of more than 5% of the Common Stock of the Company were as follows:


                                                  NUMBER OF SHARES                       PERCENT OF
NAME AND ADDRESS OF                               AND NATURE OF                          COMMON STOCK
BENEFICIAL OWNER                                  BENEFICIAL OWNERSHIP(1)               OUTSTANDING(2)
-------------------                               -----------------------               --------------
Van Eck Associates                                   2,270,000 (3)                          13.20%
  Corporation
  99 Park Avenue, 8th Fl.
  New York, New York  10016

Robert M. Shields, Jr.                                 995,531 (4)                           5.73%
  211 East 49th Street
  New York, New York  10017

John W. Castles 3d                                     975,220 (5)                           5.65%

  6 Shell Fish Lane
  Callawassie Island
  Okatie, South Carolina  29910

------------------

(1) Unless otherwise indicated, each shareholder has sole voting and sole investment power with respect to all shares beneficially owned.

(2) Based on the number of shares outstanding plus shares subject to incentive stock options held by such beneficial owner that are currently exercisable or exercisable within 60 days.

(3)      The information concerning beneficial ownership is derived from a
         Schedule 13G dated February 12, 1998. Van Eck Associates Corporation is a registered investment adviser, and such shares are held for funds or trusts managed by it.

(4) Includes 64,399 shares held by Mr. Shields as custodian for his minor children and 179,000 shares subject to incentive stock options that are currently exercisable or exercisable within 60 days. Does not include 222,075 shares held by Mr. Shields' wife, as to which he disclaims beneficial ownership.

(5) Includes 80,000 shares subject to currently exercisable stock options granted under the Company's 1994 Nonqualified Stock Option Plan for Non-Employee Directors.

         The following table sets forth, as of March 31, 1998, information as to the beneficial ownership of the Company's Common Stock by all Directors and executive officers of the Company as a group (7 persons):

                                              NUMBER OF SHARES                  PERCENT OF
                                               AND NATURE OF                    COMMON STOCK
TITLE OF CLASS                              BENEFICIAL OWNERSHIP                OUTSTANDING
--------------                              --------------------                ------------
Common Stock, no par value                     4,066,153(1)                       22.78%(2)

------------

(1) Includes 663,500 shares subject to stock options held by Directors and officers that are currently exercisable or exercisable within 60 days.

(2) Based on the number of shares outstanding plus shares subject to stock options and convertible notes held by Directors and executive officers that are currently exercisable or exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits (Parenthetical number denotes incorporation by reference as described in footnotes following the list of Exhibits).

                3.1        The Registrant's Articles of Incorporation, as amended.  (1)

                3.2        The Registrant's Bylaws, as amended.  (2)

                4          Form of Convertible Note.  (3)

                10.4       The  Registrant's  1985 Incentive Stock Option Plan adopted January 21, 1986, as amended
                           January 27, 1987 and July 14, 1987.  (4)

                10.5       The Registrant's Management Incentive Compensation Plan adopted January 21, 1986.  (4)

                10.7       Contract of Lease Agreement  dated June 21, 1946 between Haile Mines,  Inc. and James P.
                           Beckwith. (Haile) (4)

                10.8       Agreement  dated July 11, 1984 among the Registrant  and George B. Small and wife,  June
                           L. Small, Gold Fields Mining Corporation and Mineral Mining Corporation.  (Haile) (4)

                10.10      Mineral  Lease  dated June 29,  1984 among the  Company  and Bobby B.  Gregory and wife,
                           Ethel Mae Gregory.  (Haile) (4)

                10.11      Mineral Lease dated  September 24, 1984 among the  Registrant and Morris H. Phillips and wife, Mary Lou G. Phillips.  (Haile) (4)

                10.12      Mineral Lease dated October 7, 1983 among the
                           Registrant and W.S. Jones, Executor under the Will of
                           Fred S. Jones; Teresa Jones Carter; Susan Jones
                           Lawson; Patricia Jones Jennings; Karen Jones; Emily
                           Jones King; Miriam Jones Lewis; Anne Jones Horton;
                           and Virginia Jones Horton. (Haile) (4)

                10.36      Form of Indemnity Agreement between the Registrant and its directors and officers.  (4)

                10.38      Option to Purchase Mineral Rights dated November 20,
                           1985 between the Registrant (then Piedmont Land) and
                           Rockingham Mining and Investment Company,
                           Incorporated.
                           (Russell-Coggins) (4)

                10.40      Mineral  Lease dated  November  11, 1987  between  the  Registrant  and Minor Lee Catoe.
                           (Haile) (5)

                10.41      Mineral  Lease dated  March 10, 1988  between  the  Registrant  and Ira Taylor,  Jr. and
                           Pauline H. Taylor.  (Haile) (5)

                10.42      The Registrant's 1988 Stock Option Plan.  (6)

                10.44 Exploration License and Option to Purchase Agreement dated September 29, 1990 between the Registrant and Ronny Edward Hinson and wife Nadine G. Hinson, and
                           Charles W.
                           Hinson and wife Pauline D. Hinson.  (Haile) (2)

                10.49      Option and  Earn-In  Agreement  dated March 15, 1991  between  the  Registrant,  Mineral
                           Mining  Company,  Inc.  (the  Registrant's  wholly-owned  subsidiary,   now  Kasho  Gold
                           Company, Inc.) and Amax Gold Exploration, Inc. (2)

                10.50      The Registrant's 1991 Nonqualified Stock Option Plan for Non-Employee Directors.  (7)

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

                10.62      Haile  Mining  Venture  Agreement  dated as of July 1,  1992  between  Lancaster  Mining
                           Company,  Inc.  and Mineral  Mining  Company,  Inc.  (now Kasho Gold  Company,  Inc.,  a
                           wholly-owned subsidiary of the Registrant). (8)

                10.63      Management  Agreement  dated as of July 1, 1992 between Haile Mining  Company,  Inc., as the Manager,  and Lancaster Mining Company,  Inc. and Mineral Mining Company,  Inc. (now
                           Kasho  Gold  Company,  Inc.,  a  wholly-owned  subsidiary  of  the  Registrant)  as  the
                           Participants.  (8)

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

                10.69      Term Loan  Agreement  dated as of October 15, 1993 between the  Registrant and Amax Gold
                           Inc.  (13)

                10.74      Letter  Agreement  dated  April  28,  1994  between  the  Registrant  and Amax Gold Inc.
                           amending the Term Loan Agreement, Pledge Agreement and Securities Agreement. (14)

                10.75      Pledge  Agreement by and among Smith Barney  Shearson Inc. and the  Registrant  dated as of May 23, 1994.  (15)

                10.76      The Registrant's 1994 Employee Stock Option Plan. (16)

                10.77      The Registrant's  1994  Nonqualified  Stock Option Plan for Non-Employee  Directors,  as
                           amended. (filed herewith)

                10.80      First  Amendment  to  Severance  Agreement  dated as of February  28,  1997  between the
                           Registrant and Robert M. Shields, Jr. (17)

                10.81      First  Amendment  to  Severance  Agreement  dated as of February  28,  1997  between the
                           Registrant and Earl M. Jones. (17)

                21         List of Subsidiaries of the Registrant.

                23.1       Consent of Gleiberman, Spears, Shepherd & Menaker, P.A.

                23.2       Consent of DMBW, Inc.

                23.3       Consent of David C. Jonson.

                27         Financial Data Schedule (filed in electronic format only)


                      MANAGEMENT CONTRACTS AND COMPENSATORY
                             PLANS AND ARRANGEMENTS

The foregoing exhibits include the following management contracts and compensatory plans and arrangements:

                  10.4     The  Registrant's  1985 Incentive Stock Option Plan adopted January 21, 1986, as amended
                           January 27, 1987 and July 14, 1987.  (4)

                  10.5     The Registrant's Management Incentive Compensation Plan adopted January 21, 1986.  (4)

                  10.42    The Registrant's 1988 Stock Option Plan.  (6)

                  10.58    Severance  Agreement  dated as of March 1, 1992  between  the  Registrant  and Robert M.
                           Shields, Jr. (8)

                  10.59    Severance  Agreement  dated as of March  1,  1992  between  the  Registrant  and Earl M.
                           Jones.  (8)

                  10.60    The Registrant's 1992 Restricted Stock Bonus Plan. (9)

                  10.61    The Registrant's 1992 Stock Bonus Plan for Non-Affiliates.  (10)

                  10.76    The Registrant's 1994 Employee Stock Option Plan.  (15)

                  10.80    First  Amendment  to  Severance  Agreement  dated as of February  28,  1997  between the
                           Registrant and Robert M. Shields, Jr. (17)

                  10.81    First  Amendment  to  Severance  Agreement  dated as of February  28,  1997  between the
                           Registrant and Earl M. Jones. (17)

----------------

NOTES FOR INCORPORATION BY REFERENCE

(1) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.

(2) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-K for the fiscal year ended December 31, 1990. File No. 0-16436.

(3) Incorporated herein by reference to Exhibit 4 in the Registrant's Current Report on Form 8-K dated December 23, 1996, File No. 0-16436.

(4) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Registration Statement on Form S-1, Registration No. 33-16040.

(5) Incorporated by reference to the exhibit designated by the same number in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, File No. 0-16436.

(6) Incorporated herein by reference to Exhibit 10 to the Registrant's Registration Statement on Form S-8, Registration No. 33-27214.

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

(9) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-48176.

(10) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-56780.

(11) Incorporated herein by reference to Exhibit 2.3 in the Registrant's Current Report on Form 8-K dated May 1, 1992, File No. 0-16436.

(12) Incorporated herein by reference to Exhibit 2.4 in the Registrant's Form 8-K dated May 1, 1992, File No. 0-16436.

(13) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended September 30, 1993, File No. 0-16436.

(14) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended March 31, 1994, File No. 0-16436.

(15) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended June 30, 1994, File No. 0-16436.

(16) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-81684.

(17) Incorporated herein by reference to the exhibit designated by the same number in the Registrants Form 10-QSB for the quarter ended June 30, 1997, File No. 0-16436.

   (b)   Reports on Form 8-K

         None.

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PIEDMONT MINING COMPANY, INC.


                                           By:/s/ Robert M. Shields,Jr.
                                              ---------------------------------
                                               Robert M. Shields, Jr.
                                               Chairman of the Board of
                                               Directors and Chief
                                               Executive Officer

Dated:  April 13, 1998



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
/s/ Robert M. Shields, Jr.                  Chairman of the Board                       April 13, 1998
---------------------------------           of Directors, Chief Executive
Robert M. Shields, Jr.                      Officer, Treasurer, and Director
                                            (Principal Executive
                                            and Financial Officer)


/s/ Earl M. Jones                           President, Chief                            April 11, 1997
---------------------------------           Operating Officer
Earl M. Jones                               and Director


/s/ John W. Castles 3d                      Director                                    April 13, 1998
---------------------------------
John W. Castles 3d


                                            Director                                    April 13, 1998
---------------------------------
William Feick, Jr.


                                            Director                                    April 13, 1998
---------------------------------
Christopher M. H. Jennings

/s/ Joseph F. McDonald                      Director                                    April 13, 1998
---------------------------------
Joseph F. McDonald


/s/ Douglas D. Donald                       Director                                    April 13, 1998
---------------------------------
Douglas D. Donald

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    EXHIBITS
                                     Item 13
                                   FORM 10-KSB
                                  ANNUAL REPORT

For the fiscal year ended                                Commission File Number
    December 31, 1997                                              0-16436

                          PIEDMONT MINING COMPANY, INC.

                                  EXHIBIT INDEX

(Parenthetical number denotes incorporation by reference as described in footnotes following the list of Exhibits).


               Exhibit
               Number                                Exhibit Description
               ------                                -------------------
                3.1        The Registrant's Articles of Incorporation, as amended.  (1)

                3.2        The Registrant's Bylaws, as amended.  (2)

                4          Form of Convertible Note.  (3)

                10.4       The Registrant's 1985 Incentive Stock Option Plan adopted January 21, 1986, as amended
                           January 27, 1987 and July 14, 1987.  (4)

                10.5       The Registrant's Management Incentive Compensation Plan adopted January 21, 1986.  (4)

                10.7       Contract of Lease Agreement  dated June 21, 1946 between Haile Mines,  Inc. and James P.
                           Beckwith. (Haile) (4)

                10.8       Agreement  dated July 11, 1984 among the Registrant  and George B. Small and wife,  June
                           L. Small, Gold Fields Mining Corporation and Mineral Mining Corporation.  (Haile) (4)

                10.10      Mineral  Lease  dated June 29,  1984 among the  Company  and Bobby B.  Gregory and wife,
                           Ethel Mae Gregory.  (Haile) (4)

                10.11      Mineral Lease dated  September 24, 1984 among the  Registrant and Morris H. Phillips and wife, Mary Lou G. Phillips.  (Haile) (4)

                10.12      Mineral Lease dated October 7, 1983 among the
                           Registrant and W.S. Jones, Executor under the Will of
                           Fred S. Jones; Teresa Jones Carter; Susan Jones
                           Lawson; Patricia Jones Jennings; Karen Jones; Emily
                           Jones King; Miriam Jones Lewis; Anne Jones Horton;
                           and Virginia Jones Horton. (Haile) (4)

                10.36      Form of Indemnity Agreement between the Registrant and its directors and officers.  (4)

                10.38      Option to Purchase Mineral Rights dated November 20,
                           1985 between the Registrant (then Piedmont Land) and
                           Rockingham Mining and Investment Company,
                           Incorporated.
                           (Russell-Coggins) (4)

                10.40      Mineral  Lease dated  November  11, 1987  between  the  Registrant  and Minor Lee Catoe.
                           (Haile) (5)

                10.41      Mineral  Lease dated  March 10, 1988  between  the  Registrant  and Ira Taylor,  Jr. and
                           Pauline H. Taylor.  (Haile) (5)

                10.42      The Registrant's 1988 Stock Option Plan.  (6)

                10.44 Exploration License and Option to Purchase Agreement dated September 29, 1990 between the Registrant and Ronny Edward Hinson and wife Nadine G. Hinson, and
                           Charles W.
                           Hinson and wife Pauline D. Hinson.  (Haile) (2)

                10.49      Option and  Earn-In  Agreement  dated March 15, 1991  between  the  Registrant,  Mineral
                           Mining  Company,  Inc.  (the  Registrant's  wholly-owned  subsidiary,   now  Kasho  Gold
                           Company, Inc.) and Amax Gold Exploration, Inc. (2)

                10.50      The Registrant's 1991 Nonqualified Stock Option Plan for Non-Employee Directors.  (7)

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

                10.62      Haile  Mining  Venture  Agreement  dated as of July 1,  1992  between  Lancaster  Mining
                           Company,  Inc.  and Mineral  Mining  Company,  Inc.  (now Kasho Gold  Company,  Inc.,  a
                           wholly-owned subsidiary of the Registrant). (8)

                10.63      Management  Agreement  dated as of July 1, 1992 between Haile Mining  Company,  Inc., as the Manager,  and Lancaster Mining Company,  Inc. and Mineral Mining Company,  Inc. (now
                           Kasho  Gold  Company,  Inc.,  a  wholly-owned  subsidiary  of  the  Registrant)  as  the
                           Participants.  (8)

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

                10.69      Term Loan  Agreement  dated as of October 15, 1993 between the  Registrant and Amax Gold
                           Inc.  (13)

                10.74      Letter  Agreement  dated  April  28,  1994  between  the  Registrant  and Amax Gold Inc.
                           amending the Term Loan Agreement, Pledge Agreement and Securities Agreement. (14)

                10.75      Pledge  Agreement by and among Smith Barney  Shearson Inc. and the  Registrant  dated as of May 23, 1994.  (15)

                10.76      The Registrant's 1994 Employee Stock Option Plan. (16)

                10.77      The Registrant's  1994  Nonqualified  Stock Option Plan for Non-Employee  Directors,  as
                           amended.

                10.80      First Amendment to Severance Agreement dated as of February 28, 1997 between the
                           Registrant and Robert M. Shields, Jr. (17)

                10.81      First Amendment to Severance Agreement dated as of February 28, 1997 between the
                           Registrant and Earl M. Jones. (17)

                21         List of Subsidiaries of the Registrant.

                23.1       Consent of Gleiberman, Spears, Shepherd & Menaker, P.A.

                23.2       Consent of DMBW, Inc.

                23.3       Consent of David C. Jonson.

                27         Financial Data Schedule (filed in electronic format only)


--------------

NOTES FOR INCORPORATION BY REFERENCE

(1) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.

(2) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-K for the fiscal year ended December 31, 1990. File No. 0-16436.

(3) Incorporated herein by reference to Exhibit 4 in the Registrant's Current Report on Form 8-K dated December 23, 1996, File No. 0-16436.

 (4) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Registration Statement on Form S-1, Registration No. 33-16040.

(5) Incorporated by reference to the exhibit designated by the same number in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, File No. 0-16436.

(6) Incorporated herein by reference to Exhibit 10 to the Registrant's Registration Statement on Form S-8, Registration No. 33-27214.

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

(9) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-48176.

(10) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-56780.

(11) Incorporated herein by reference to Exhibit 2.3 in the Registrant's Current Report on Form 8-K dated May 1, 1992, File No. 0-16436.

(12) Incorporated herein by reference to Exhibit 2.4 in the Registrant's Form 8-K dated May 1, 1992, File No. 0-16436.

(13) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended September 30, 1993, File No. 0-16436.

(14) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended March 31, 1994, File No. 0-16436.

(15) Incorporated herein by reference to the exhibit designated by the same number in the Registrant's Form 10-QSB for the quarter ended June 30, 1994, File No. 0-16436.

(16) Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, Registration No. 33-81684.

(17) Incorporated herein by reference to the exhibit designated by the same number in the Registrants Form 10-QSB for the quarter ended June 30, 1997, File No. 0-16436