Form 10QSB
period 1998-03-31
PIEDMONT MINING CO INC
filed 1998-05-15
CIK 819517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            COMMON STOCK, NO PAR VALUE--17,188,787 SHARES OUTSTANDING
                              AS OF MARCH 31, 1998

Transitional Small Business Disclosure Format (check one)
   Yes          No    X
       -----        -----

                                      INDEX

PIEDMONT MINING COMPANY, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.                                             Page

Consolidated Condensed Balance Sheets--March 31, 1998                        3
         (unaudited) and December 31, 1997

Consolidated Condensed Statements of Operations (unaudited)--                4
         Three months ended March 31, 1998 and March 31, 1997

Consolidated Condensed Statements of Cash Flows                              5
         (unaudited)--Three months ended March 31, 1998 and
         March 31, 1997

Notes to Consolidated Condensed Financial Statements                         6
         (unaudited)--March 31, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation           9



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10


Item 6.  Exhibits and Reports on Form 8-K.                                   11

SIGNATURES                                                                   12

PIEDMONT MINING COMPANY, INC.
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                             At                   At
                                                          March 31           December 31
CONSOLIDATED CONDENSED BALANCE SHEETS                       1998                 1997
                                                         -------------------------------

ASSETS  (unaudited)
CURRENT ASSETS
  Cash and cash equivalents (including $0 and
   $0 relating to the Haile Mining Venture)              $     33,000       $     21,000
   Prepaid expenses                                               -0-              2,000
                                                         ------------       ------------
          TOTAL CURRENT ASSETS                                 33,000             23,000
                                                         ------------       ------------

PROPERTY AND EQUIPMENT (including $186,000
   and $194,000 relating to the Haile
   Mining Venture)                                            188,000            228,000

OTHER ASSETS
  Deferred costs, net of accumulated
   amortization of $3,377,000 (including
   $1,536,000 relating to the Haile Mining Venture)         1,754,000          1,754,000
 Other                                                          2,000              2,000
                                                         ------------       ------------
                  TOTAL OTHER ASSETS                        1,756,000          1,756,000
                                                         ------------       ------------
                  TOTAL ASSETS                           $  1,977,000       $  2,007,000
                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (including $291,000 and
   $246,000 relating to Haile Mining Venture)                 312,000            281,000
  Accrued venture costs (Note C)                            1,277,000          1,237,000
  Accrued salaries and wages                                    2,000              1,000
                                                         ------------       ------------
          TOTAL CURRENT LIABILITIES                         1,591,000          1,519,000
                                                         ------------       ------------

ACCRUED RECLAMATION COSTS                                     125,000            125,000
                                                         ------------       ------------

SHAREHOLDERS' EQUITY
     Common Stock                                          12,015,000        12, 015,000
     Contributed capital                                      317,000            317,000
     Accumulated deficit                                  (12,071,000)       (11,969,000)
                                                         ------------       ------------
          TOTAL SHAREHOLDERS' EQUITY                          261,000            363,000
                                                         ------------       ------------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                   $  1,977,000       $  2,007,000
                                                         ============       ============



            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended
                                                         March 31
                                               -------------------------------
                                                  1998                 1997
                                               -------------------------------
NET SALES                                      $     28,000               $-0-

COST OF SALES:
 Depreciation expense                                   -0-              1,000
 Haile Mining Venture expenses (Notes B,C)          121,000             96,000
 Amortization-deferred gain (Notes B,C)                 -0-            (96,000)
                                               ------------       ------------

      GROSS LOSS FROM OPERATIONS                     93,000              1,000

OTHER (INCOME) EXPENSES:
 General and administrative                          36,000            100,000
 Exploration                                            -0-              2,000
 Professional fees                                   56,000             48,000
 Interest and other, net                             (5,000)            (7,000)
 Gain on sale of assets                             (78,000)                -0-
                                               ------------       ------------

                                                      9,000            143,000
                                               ------------       ------------

      LOSS BEFORE INCOME TAXES                      102,000            144,000

  Income tax provision                                  -0-                -0-

      NET LOSS                                 $    102,000       $    144,000
                                               ============       ============


NET LOSS PER COMMON SHARE                      $        .01       $        .01
                                               ============       ============

CASH DIVIDENDS PER SHARE                               None               None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       17,188,787         16,443,869
                                               ============       ============


            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                              1998            1997

OPERATING ACTIVITIES
     Net loss                                              $(102,000)      $(144,000)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                             8,000           9,000
      Amortization of deferred gain                              -0-         (96,000)
      (Gain) Loss on sale of assets                          (78,000)            -0-
      Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable
      and accrued expenses                                    72,000          70,000
      Other                                                    2,000           1,000
                                                           ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                        (98,000)       (160,000)
                                                           ---------       ---------

INVESTING ACTIVITIES
  Proceeds from sales of land, property and equipment        110,000             -0-
NET CASH PROVIDED BY INVESTING ACTIVITIES                    110,000             -0-
                                                           ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              12,000        (160,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              21,000         700,000
                                                           ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  33,000       $ 540,000
                                                           =========       =========



            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1997.

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

Total Venture expenditures for 1996 and 1997 were $1,099,000 and $1,549,000 respectively, of which 37.5% would be approximately $412,000 in 1996 and $581,000 in 1997. The 1998 program and budget calls for total Venture expenditures of approximately $1,435,000, of which 37.5% would be approximately $538,000.

The Registrant had amortized the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture until May 1997 when all remaining deferred gain was amortized. The amortization recorded in the three month period ended March 31, 1997 was approximately $96,000 relating to costs. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

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

The cash calls for March 1995 through March 1998 are reflected as accrued venture costs on the Registrant's balance sheet at March 31, 1998 and December 31, 1997 and are included in the Haile Mining Venture expenses and offset by the corresponding amortization of deferred gain in the Registrant's statement of operations for the three months ended March 31, 1997. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

NOTE D - CONTINGENCIES

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

Venture expenditures incurred from its formation through March 31, 1998 totaled approximately $14,274,000 of which the Registrant has paid 37.5% through February 1995. AGI has identified approximately $2,862,000 of these Venture expenditures through March 31, 1998 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995, $279,000 for 1996 and
$391,000 for 1997 and $59,000 for the three months ending March 31,1998) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid 37.5% of such costs through December 31, 1994 (which totaled approximately $617,000). A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

         There were $28,000 in gold sales for the three month period ended March 31,1998. These sales were the result of cleaning the processing area rather than active production. There were no sales for the same period in 1997. Also there was no mine operating expenses for the three-month periods ended March 31, 1998 and 1997 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense was less than $1,000 and because of rounding in thousands it is shown as zero this quarter.

         General and administrative expense decreased by 64.0% for the three-month period ended March 31,1998 due to reduced office and salary expenses.

         Professional fees increased 16.7% principally due to the increase in required legal and consulting services related to the litigation against AGI.

         There was no exploration expense this quarter as the Registrant has dropped its lease obligations for its North Carolina properties compared to $2,000 for the same period in 1997.

         Interest and other, net declined 28.6% for the three-month period ending March 31,1998 compared to the three-month period ending March 31, 1997. This was a result of interest income on invested cash declining as the Registrant uses its invested cash to fund its operating costs.

         The Registrant recorded a $78,000 gain on the sale of land in North Carolina and a warehouse in Kershaw, SC during the three-month period ending March 31, 1998. For the three-month period ended March 31, 1997, the Registrant recorded no gain on the sale of assets.

         The Registrant had been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. In May 1997 all remaining deferred gain was fully amortized. Thus there was no amortization recorded in the three month period ending March 31, 1998 compared to $96,000 for the same period in 1997 while actual Venture costs increased 26.0% for the same period.

         The Registrant's net loss of $102,000 for the three-month period ended March 31, 1998 was due to the factors set forth above.

Financial Condition, Liquidity and Capital Resources

         The Company's financial condition and liquidity continued to decline in the first three months of 1998 due primarily to the accounting charge for 37.5% of the costs and expenses of the Haile Mining Venture, and various corporate costs without any offsetting revenues except the sale of assets. The working capital deficit increased to $(1,558,000) at March 31, 1998, compared with $(1,496,000) at the end of 1997.

         The Company's principal source of liquidity during 1997 was from the sale in December 1996 of 1,400,000 shares of its Common Stock and the issuance of $290,000 of Notes convertible into Common Stock. In June 1997, the $290,000 in notes were converted into Common Stock. The net proceeds from such sales were approximately $850,000, a portion of which was used to pay the remainder of the arbitration award. At March 31, 1998, the Company had approximately $33,000 in cash or cash equivalents.

         The Company believes that its current cash position will not provide sufficient capital resources for its continued operations (including the costs of pursuing the lawsuit against AGI) through the end of 1998. Certain directors of the Registrant have agreed to provide the Registrant with unsecured loans in the aggregate principal amount of $120,000 and a 10% interest rate, which mature on October 31, 1998. Additional financing will also be required to develop and commence mining operations at the Haile Property or if there is no favorable resolution of the litigation during 1997. Additional financing for such purposes could be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements (including joint ventures or mergers) with third parties. However, the Company currently has no commitments for any such additional financing, and there is no assurance that the Company could obtain any such additional financing if and when needed.

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

         A hearing on pending motions in the state court proceeding was held on October 5, 1995. On November 2, 1995, the court issued an order dismissing the claims of Piedmont Mining Company, Inc. (but not those of Kershaw Gold Company) against the defendants, and dismissing both plaintiffs' claims for breach of contract against Amax Gold Inc. (but not Kershaw Gold Company's claims against Lancaster Mining Company, Inc. and Haile Mining Company, Inc.), on the grounds that only the subsidiaries of the Registrant and of Amax Gold Inc. are parties to the contract in question. The order also stayed Kershaw Gold Company's claims for breach of contract against the two Amax Gold Inc. subsidiaries pending a determination of arbitrability by the arbitrators. Kershaw Gold Company's claim against Amax Gold Inc. for tortious interference with contract (including the Venture Agreement) was allowed to proceed. Amax Gold Inc.'s motion for a more definite statement of the tortious interference claim was granted. Discovery on the tortious interference claim was also authorized. The Registrant intends to vigorously prosecute its claims against Amax Gold Inc. and the two subsidiaries. The Registrant timely moved for reconsideration of the court's November 2, 1995 order. The motion for reconsideration was denied in April 1998, and the Registrant has filed a notice of appeal.

         Following the court's November 2, 1995, order, the defendant, Amax Gold Inc., removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. In August 1997, a jury awarded $9,000,000 in damages to Kershaw; however, the District Judge reversed the jury verdict. This reversal order has been appealed to the U.S. Fourth

Circuit Court of Appeals in Richmond, Virginia and is scheduled for oral argument the first week in June 1998.

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

         Amax Gold and its subsidiary Lancaster have taken the position that the Registrant is liable for future environmental expenses under the terms of the Venture Agreement, which currently total $3,226,000 (of which $1,370,000 has been paid to Lancaster pursuant to the March 5, 1996 award). Amax Gold filed a second demand for arbitration with the American Arbitration Association on November 5, 1997. The arbitration is scheduled to be heard beginning on August 19, 1998. The Registrant has petitioned the Court of Common Pleas of Lancaster County to stay such arbitration and has also asked the arbitration panel to stay and/or dismiss the arbitration, and has appealed the April 1998 order of the Court denying such stay. It is the Registrant's position that Amax Gold and Lancaster have attempted to manipulate the jurisdictional amount of the arbitration proceedings as set forth in the Venture Agreement, and have waived any claim for future environmental expenses in excess of the $1,370,000 in expenses subject to the March 5, 1996 award.






Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         27       Financial Data Schedule (filed in electronic format only)

         (b)      Reports on Form 8-K

                  None

PIEDMONT MINING COMPANY, INC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PIEDMONT MINING COMPANY, INC.



Date: May 15, 1998                 By /s/ Robert M. Shields, Jr.
                                      --------------------------
                                      Robert M. Shields, Jr.
                                      Chairman and Chief Executive Officer