Form 10QSB
period 1998-06-30
PIEDMONT MINING CO INC
filed 1998-08-19
CIK 819517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

            COMMON STOCK, NO PAR VALUE--17,188,787 SHARES OUTSTANDING
                              AS OF JUNE 30, 1998

           Transitional Small Business Disclosure Format (check one)

                             YES [ ]     NO [X]

PIEDMONT MINING COMPANY, INC.

INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.                                             Page

Consolidated Condensed Balance Sheets--June 30, 1998                         3
         (unaudited) and December 31, 1997

Consolidated Condensed Statements of Operations (unaudited)--                4
         Three months ended June 30, 1998 and June 30, 1997 and
         Six months ended June 30, 1998 and June 30, 1997

Consolidated Condensed Statements of Cash Flows                              5
         (unaudited)--Six months ended June 30, 1998 and
         March 31, 1997

Notes to Consolidated Condensed Financial Statements                         6
         (unaudited)--June 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation           9



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11


Item 6.  Exhibits and Reports on Form 8-K.                                  13


SIGNATURES                                                                  14

PIEDMONT MINING COMPANY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                 At                    At
                                                              June 30              December 31
CONSOLIDATED CONDENSED BALANCE SHEETS                           1998                  1997
                                                            ------------          ------------
ASSETS  (unaudited)
CURRENT ASSETS
  Cash and cash equivalents (including $0 and
   $0 relating to the Haile Mining Venture)                 $      2,000          $     21,000
   Prepaid expenses                                                2,000                 2,000
                                                            ------------          ------------
          TOTAL CURRENT ASSETS                                     4,000                23,000
                                                            ------------          ------------

PROPERTY AND EQUIPMENT (including $186,000
   and $194,000 relating to the Haile
   Mining Venture)                                               180,000               228,000

OTHER ASSETS
  Deferred costs, net of accumulated
   amortization of $3,377,000 (including
   $1,536,000 relating to the Haile Mining Venture)            1,754,000             1,754,000
 Other                                                             2,000                 2,000
                                                            ------------          ------------
                  TOTAL OTHER ASSETS                           1,756,000             1,756,000
                                                            ------------          ------------
                  TOTAL ASSETS                              $  1,940,000          $  2,007,000
                                                            ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (including $379,000 and
   $246,000 relating to Haile Mining Venture)                    398,000               281,000
  Accrued venture costs (Note C)                               1,374,000             1,237,000
  Accrued salaries and wages                                       2,000                 1,000
  Loans Payable Directors                                         40,000                   -0-
                                                            ------------          ------------
          TOTAL CURRENT LIABILITIES                            1,814,000             1,519,000
                                                            ------------          ------------

ACCRUED RECLAMATION COSTS                                        125,000               125,000
                                                            ------------          ------------

SHAREHOLDERS' EQUITY
     Common Stock                                             12,015,000           12, 015,000
     Contributed capital                                         317,000               317,000
     Accumulated deficit                                     (12,331,000)          (11,969,000)

                                                            ------------          ------------
          TOTAL SHAREHOLDERS' EQUITY                               1,000               363,000
                                                            ------------          ------------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                      $  1,940,000          $  2,007,000
                                                            ============          ============

            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 June 30                                    June 30
                                                            Three Month Ended                           Six Month Ended
                                                     -------------------------------          ----------------------------------
                                                        1998                 1997                  1998                  1997
                                                     ----------         ------------          ------------          ------------

NET SALES                                            $      -0-         $        -0-          $     28,000          $        -0-

COST OF SALES:
 Depreciation expense                                       -0-                  -0-                   -0-                 1,000
 Haile Mining Venture expenses (Notes B,C)              191,000              163,000               312,000               259,000
 Amortization-deferred gain (Notes B,C)                     -0-              (61,000)                  -0-              (157,000)
                                                     ----------         ------------          ------------          ------------

      GROSS LOSS FROM OPERATIONS                        191,000              102,000               284,000               103,000
OTHER (INCOME) EXPENSES:
 General and administrative                              40,000              115,000                76,000               215,000
 Exploration                                                -0-               (2,000)                  -0-                   -0-
 Professional fees                                       29,000              116,000                85,000               164,000
 Interest and other, net                                    -0-                5,000                (5,000)               (2,000)
 Gain on sale of assets                                     -0-                  -0-               (78,000)                  -0-
                                                     ----------         ------------          ------------          ------------

                                                         69,000              234,000                78,000               377,000
                                                     ----------         ------------          ------------          ------------

      LOSS BEFORE INCOME TAXES                          260,000              336,000               362,000               480,000

  Income tax provision                                      -0-                  -0-                   -0-                   -0-

      NET LOSS                                       $  260,000         $    336,000          $    362,000          $    480,000
                                                     ==========         ============          ============          ============


NET LOSS PER COMMON SHARE                            $      .02         $        .02          $        .03          $        .03
                                                     ==========         ============          ============          ============

CASH DIVIDENDS PER SHARE                                   None                 None                  None                  None

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           17,188,787           16,443,869            17,188,787            16,443,869
                                                     ==========         ============          ============          ============



            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Six Months Ended
                                                                         June 30,
                                                              --------------------------
                                                                 1998               1997

OPERATING ACTIVITIES
     Net loss                                                 $(362,000)         $(480,000)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                               16,000             18,000
      Amortization of deferred gain                                 -0-           (157,000)
      (Gain) Loss on sale of assets                             (78,000)               -0-
      Changes in operating assets and liabilities:
      Decrease in Note Payable                                      -0-           (290,000)
      Increase (decrease) in accounts payable
      and accrued expenses                                      255,000            279,000
      Other                                                         -0-             (2,000)
                                                              ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                          (169,000)          (632,000)
                                                              ---------          ---------

INVESTING ACTIVITIES
  Proceeds from sales of land, property and equipment           110,000                -0-
  Proceeds from issuance of common stock                            -0-            298,000
  Proceeds from Director loans                                   40,000                -0-
                                                              ---------          ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       150,000            298,000
                                                              ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (19,000)          (334,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 21,000            700,000
                                                              ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   2,000          $ 366,000
                                                              =========          =========



            See notes to consolidated condensed financial statements.

PIEDMONT MINING COMPANY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Kershaw Gold Company, Inc. (formerly Mineral Mining Company, Inc.) and Piedmont Gold Company, Inc. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to current year presentation. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant's audited consolidated financial statements on Form 10-KSB for the year ended December 31, 1997.

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

The Registrant had amortized the deferred gain to income in amounts equal to the sum of the Registrant's share of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture until May 1997 when all remaining deferred gain was amortized. There was no amortization recorded in the six month period ended June 30, 1998. However, as discussed in Note C, no cash calls have been paid by the Registrant since February 1995.

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

The cash calls for March 1995 through June 1998 are reflected as accrued venture costs on the Registrant's balance sheet at June 30, 1998 and December 31, 1997 and are included in the Haile Mining Venture expenses. However, the Registrant has not paid such cash calls and maintains its position that it is not obligated to make such payments.

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

Venture expenditures incurred from its formation through June 30, 1998 totaled approximately $14,280,000 of which the Registrant has paid 37.5% through February 1995. AGI has identified approximately $2,970 ,000 of these Venture expenditures through June 30, 1998 ($290,000 for the second half of 1992, $681,000 for 1993, $674,000 in 1994, $488,000 for 1995, $279,000 for 1996 and
$391,000 for 1997 and $167,000 for the six months ending June 30,1998) that it now claims are subject to such indemnification provisions and should be reallocated 100% to the Registrant. The Registrant has paid 37.5% of such costs through December 31, 1994 (which totaled approximately $617,000). A substantial part of such costs relate to ongoing water treatment and property maintenance at the Haile Mine property, as well as certain reclamation costs. The Venture's financial statements do not reflect the amount of such costs as Venture expenditures.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE
THREE MONTHS ENDED JUNE 30,1997.

         There were no sales for the three month period ended June 30,1998. There were no sales for the same period in 1997. Also there was no mine operating expenses for the three-month periods ended June 30, 1998 and 1997 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense was less than $1,000 and because of rounding in thousands it is shown as zero this quarter.

         General and administrative expense decreased by 65.2% for the three-month period ended June 30, 1998 due to reduced office and salary expenses.

         Professional fees decreased 75.0% principally due to the increase in required legal and consulting services related to the litigation against AGI.

         There was no exploration expense this quarter as the Registrant has dropped all its lease obligations for its North Carolina properties.

         There was no interest and other, for the three-month period ending June 30,1998 compared to $5,000 for the three-month period ending June 30, 1997. This was a result of interest income on invested cash declining as the Registrant uses its invested cash to fund its operating costs.

         The Registrant had been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. In May 1997 all remaining deferred gain was fully amortized. Thus there was no amortization recorded in the three month period ending June 30, 1998 compared to $61,000 for the same period in 1997 while actual Venture costs increased 21.0% for the same period.

         The Registrant's net loss of $260,000 for the three-month period ended June 30, 1998 was due to the factors set forth above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
THE SIX MONTHS ENDED JUNE 30,1997.

         There were $28,000 in gold sales for the six month period ended June 30,1998. These sales were the result of cleaning the processing area rather than active production. There were no sales for the same period in 1997. Also there was no mine operating expenses for the six-month periods ended June 30, 1998 and 1997 due to the suspension of mining in 1991 and the completion in 1992 of recoveries of gold from leaching of ore previously mined.

         Depreciation expense was less than $1,000 and because of rounding in thousands it is shown as zero for the six month period ending June 30, 1998..

         General and administrative expense decreased by 65.0% for the six-month period ended June 30,1998 due to reduced office and salary expenses.

         Professional fees decreased 48.2% principally due to the increase in required legal and consulting services related to the litigation against AGI.

         There was no exploration expense this quarter as the Registrant has dropped its lease obligations for its North Carolina properties compared to $2,000 for the same period in 1997.

         Interest and other, net declined 28.6% for the six-month period ending June 30,1998 compared to the six-month period ending June 30, 1997. This was a result of interest income on invested cash declining as the Registrant uses its invested cash to fund its operating costs.

         The Registrant recorded a $78,000 gain on the sale of land in North Carolina and a warehouse in Kershaw, SC during the six-month period ending June 30, 1998. For the six-month period ended June 30, 1997, the Registrant recorded no gain on the sale of assets.

         The Registrant had been amortizing the deferred gain, recorded as a result of the AGI option exercise, to income in amounts equal to the sum of 37.5% of the Venture's costs and expenses and the Registrant's other direct costs of participation in the Venture. In May 1997 all remaining deferred gain was fully amortized. Thus there was no amortization recorded in the six month period ending June 30, 1998 compared to $157,000 for the same period in 1997 while actual Venture costs increased 21.0% for the same period.

         The Registrant's net loss of $362,000 for the six-month period ended June 30, 1998 was due to the factors set forth above.

Financial Condition, Liquidity and Capital Resources

         The Company's financial condition and liquidity continued to decline in the first six months of 1998 due primarily to the accounting charge for 37.5% of the costs and expenses of the Haile Mining Venture, and various corporate costs without any offsetting revenues except the sale of assets. The working capital deficit increased to $(1,810,000) at June 30, 1998, compared with $(1,496,000) at the end of 1997.

         The Company's principal source of liquidity during 1997 was from the sale in December 1996 of 1,400,000 shares of its Common Stock and the issuance of $290,000 of Notes convertible into Common Stock. In June 1997, the $290,000 in notes were converted into Common Stock. The net proceeds from such sales were approximately $850,000, a portion of which was used to pay the remainder of the arbitration award. At June 30, 1998, the Company had approximately $2,000 in cash or cash equivalents.

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

         Following the court's November 2, 1995, order, the defendant, Amax Gold Inc., removed the claim against it by Kershaw to the Federal District Court for the District of South Carolina. Kershaw filed its amended complaint in this action on January 29, 1996 alleging tortious interference and civil conspiracy. In August 1997, a jury awarded $9,000,000 in damages to Kershaw; however, the District Judge reversed the jury verdict. This reversal order has been appealed to the U.S. Fourth Circuit Court of Appeals in Richmond, Virginia and is scheduled for oral argument for the week of September 21, 1998.

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

         Amax Gold and its subsidiary Lancaster have taken the position that the Registrant is liable for future environmental expenses under the terms of the Venture Agreement, which currently total $3,226,000 (of which $1,370,000 has been paid to Lancaster pursuant to the March 5, 1996 award). Amax Gold filed a second demand for arbitration with the American Arbitration Association on November 5, 1997. The arbitration hearing is being held on August 17-19, 1998.

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



                                   PIEDMONT MINING COMPANY, INC.



Date: August 19, 1998              By /s/ Robert M. Shields, Jr.
                                   ------------------------------------
                                   Robert M. Shields, Jr.
                                   Chairman and Chief Executive Officer